Form 10KSB
period 2004-12-31
China Health Holding, Inc.
filed 2005-03-31
CIK 1302331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[_] TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                           CHINA HEALTH HOLDING, INC.
                 (Name of small business issuer in its charter)

                 NEVADA                            98-0432681
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

                 Julianna Lu, BSc. MSc., Chief Executive Officer
                    Suite 600 - 666 Burrard St., Park Place,
                  Vancouver, British Columbia, Canada V6C 2X8
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone Number: (604) 608-6788

                                   Copies to:
                            Richard A. Friedman, Esq.
                              David Schubauer, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                              Phone: (212) 930-9700
                               Fax: (212) 9309725

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $7,305

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. There is currently no public trading market for the issuer's common equity.

     As of March 28, 2005, the issuer had 42,530,600 outstanding shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                                                      Page
                                     PART I

Item 1.   Description of Business......................................................................  1
Item 2.   Description of Property...................................................................... 15
Item 3.   Legal Proceedings............................................................................ 15
Item 4.   Submission of Matters to a Vote of Security Holders.......................................... 15

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters..................................... 15
Item 6.   Management's Discussion and Analysis or Plan of Operation.................................... 20
Item 7.   Financial Statements......................................................................... 23
Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure......... 23
Item 8A.  Controls and Procedures...................................................................... 23
Item 8B.  Other Information............................................................................ 23

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act....................................... 24
Item 10.  Executive Compensation....................................................................... 25
Item 11.  Security Ownership of Certain Beneficial Owners and Management............................... 27
Item 12.  Certain Relationship and Related Transactions................................................ 28
Item 13.  Exhibits..................................................................................... 31
Item 14.  Principal Accountant Fees and Services....................................................... 32

SIGNATURES............................................................................................. 33


                                     PART I

Item 1.  Description of Business.

Organization

     We were founded by our Chairman and Chief Executive Officer in 2002 with the goal of becoming a leading manufacturer, marketer and distributor of natural medicinal products. On April 3, 2002, we were incorporated under the laws of the State of Nevada under the name AE & E Pharma Corporation. On May 25, 2004, we changed our name to China Health Holding, Inc. We intend to market and distribute proprietary natural medicinal products. Our product lines will include King of Herbs-based products and a line of natural multi-vitamins and supplements. All of our products are based on traditional Chinese medicine and the principals of Taoism. Taoist philosophy and Taoist medicinal healing practices have been incorporated into a broad spectrum of medical practices and treatments in the People's Republic of China and are collectively known as traditional Chinese medicine. Traditional Chinese medicine practices have generally been labeled worldwide as "alternative medicine" or "holistic medicine" since they rely more on natural remedies versus chemical remedies and treatments.

Product Background

     We  intend  to  market  and  sell  proprietary   neutraceutical   products.
Neutraceuticals are products isolated or purified from plants or other foods that are sold in dosage form. These products are intended to provide certain physiological benefits and/or protection against chronic disease. Neutraceuticals are commonly referred to as "dietary supplements" or "nutritional supplements." Neutraceuticals are generally viewed as preventive supplements, as opposed to drugs, which are active chemical substances used to treat illnesses or symptoms of illnesses. Neutraceuticals represent an alternative approach to medicine, based on nutrition and the health or wellness of the whole body, rather than treating the symptoms of a disease or illness. Since most of our products are considered to be dietary supplements, as opposed to pharmaceutical products or drugs, the products are not subject to the stringent clinical tests to which pharmaceutical products are subjected.

     Our product lines are based on two key fundamentals - the healing power of King of Herbs and the thousands of years of history that forms the basis for traditional Chinese medicine and Taoist medicine. In addition to being the name of one of our product lines, King of Herbs is a term that we use to refer to the main proprietary herbal formulations that are essential to all of our products. The herbs that make up King of Herbs have been used in Chinese medicine to reinforce what is called the body's vital energy source, or qii. Qii is a Chinese medicine term for the human body's energy.

     Taoist medicinal healing sciences have been incorporated into a broad spectrum of medical practices and treatments in the People's Republic of China and are collectively known as Traditional Chinese Medicine. From a global perspective, medical treatments are divided into two broad categories: Western Medicine and Traditional Chinese Medicine. In the United States and other Western countries, Traditional Chinese Medicine treatments have been labeled "alternative medicine" or "holistic medicine." All of our product formulations are proprietary and are protected as trade secrets to our business.

Purchase Agreement for 26 100% Natural Herbal Medicinal Products Formulas

     Pursuant to an agreement dated May 1, 2004 between A E&E Pharma Corporation (n/k/a China Health Holding, Inc.), Julianna (Jenny) Lu and Xiao Fei Yu, Jenny Lu, our founder and principal executive officer, and Xiao Fei Yu sold all proprietary rights and formulas to the "26 100% natural herbal medicinal products" (the "Products") that comprise the King of Herbs and Taoist Medicine product lines (described below) to China Health Holding. On August 8, 2004, the parties signed an Amended and Restated Intellectual Property Purchase Agreement, which clarifies the terms of the Purchase Agreement for the Products. In consideration for the proprietary rights and formulas to the Products, China Health Holding agreed to: (a) issue to Ms. Lu 2,000,000 shares of common stock;
(b) pay to Ms. Lu $150,000 cash; (c) pay to Ms. Lu following the closing date and until May 1, 2029, a cash amount equal to 4.8% of gross revenue from sales of the Products; (d) issue to Mr. Yu 200,000 shares of common stock; (e) pay to Mr. Yu $25,000 cash; and (f) pay to Mr. Yu following the closing date and until May 1, 2029, a cash amount equal to 0.2% of gross revenue from sales of the Products. We valued the aggregate value of the shares issued to Ms. Lu at $2,000 ($.001 per share) and the aggregate value of the shares issued to Mr. Yu at $200 ($.001 per share). None of the required cash payments have been made to date. The outstanding cash payments accrue interest at the rate of 10% per annum. As of November 11, 2004, we owed $156,250 to Ms. Lu and $26,040 to Mr. Yu, including accrued interest.

Exclusive Licensing Agreement for 19 Cordyceps Products

     On March 9, 2004, we entered into an amended and restated Exclusive Licensing Agreement with Hotway Nutraceuticals Canada Co., Ltd. ("Hotway"), a British Columbia company. Mr. David Woo, our Vice President of Research and Development, is the Chief Executive Officer of Hotway. Under this agreement Hotway has granted us exclusive licenses to certain neutraceutical products for a term of twenty years in the following countries: United States, Canada, Argentina, Brazil, Columbia, Chile, Uruguay, Paraguay, England, France, Germany, Italy, Spain, Holland, Poland, Switzerland, Sweden, Australia, Monaco, Norway, Denmark, Austria, Ireland, Israel, Kuwait, Iran, Hong Kong, Japan, Malaise, Singapore, India, Indonesia and the People's Republic of China. The Exclusive Licensing Agreement grants us: (a) the exclusive license to utilize 19 neutraceutical products and their raw materials in the above-listed territories;
(b) the exclusive rights to register the Trademarks/Trade Names of the products under our name in each of the above-listed territories; (c) the exclusive license to use, replicate, copy, modify, adopt and manufacture the products for the purpose of developing derivative products by modifying, refining, upgrading, or improving the licensed property; and (d) the exclusive rights to the licensed products' ingredients. In addition, Hotway granted us a right of first refusal to acquire any new products developed by Hotway after March 9, 2004. Upon expiration of the Exclusive Licensing Agreement, Hotway will own the rights to any modifications, upgrades or improvements made to the licensed products.

     In consideration for rights granted under the Exclusive Licensing Agreement, we agreed to pay Hotway $10,000 for each country listed above, or a total of $330,000. The payments must be paid to Hotway by March 9, 2005. To date, we have not made any of these payments. We also agreed to: (a) sell a minimum of 2,000 bottles/60 capsules of the licensed products within 6-12 months after March 9, 2004; (b) manage marketing programs for the licensed products within 3-6 months after March 9, 2004; (c) maintain sales of a minimum of 6,000 bottles/60 capsules annually for each above-listed country within 6-12 months after March 9, 2004; and (d) sell a minimum of 200kg/month of raw materials in Canada within 6-12 months after March 9, 2004. To date, we have not satisfied these requirements. We expect to begin meeting these requirements in the upcoming six to eighteen months. In connection with the Exclusive Licensing Agreement, we entered into a Confidentiality Agreement with Hotway, by which Hotway has agreed not to disclose any data, records, reports, calculations, documents and any other confidential information provide to Hotway by China Health Holding.

Exclusive Licensing Agreement for De-Daibe and Depressor Herbs

     On March 9, 2004, we entered into an Exclusive Licensing Agreement with Hotway, by which Hotway has granted us exclusive licenses to De-Daibe and Depressor Herbs neutraceutical products for a term of twenty years in the following countries: United States, Canada, Argentina, Brazil, Columbia, Chile, Uruguay, Paraguay, England, France, Germany, Italy, Spain, Holland, Poland, Switzerland, Sweden, Australia, Monaco, Norway, Denmark, Austria, Ireland, Israel, Kuwait, Iran, Hong Kong, Japan, Malaise, Singapore, India, Indonesia and the People's Republic of China. The Exclusive Licensing Agreement grants us: (a) the exclusive license to utilize the De-Daibe and Depressor Herbs neutraceutical products and their raw materials in the above-listed territories; (b) the exclusive rights to register the Trademarks/Trade Names of the products under our name in each of the above-listed territories; (c) the exclusive license to use, replicate, copy, modify, adopt and manufacture the products for the purpose of developing derivative products by modifying, refining, upgrading, or improving the licensed property; and (d) the exclusive rights to the licensed products' ingredients. In addition, Hotway granted us a right of first refusal to acquire any new products developed by Hotway after March 9, 2004. Upon expiration of the Exclusive Licensing Agreement, Hotway will own the rights to any modifications, upgrades or improvements made to the licensed products.

     In consideration for rights granted under the Exclusive Licensing Agreement, we agreed to pay Hotway $10,000 for each country listed above, or a total of $330,000. Under the terms of the two license agreements with Hotway, we are required to pay Hotway an aggregate of $660,000. The payments must be paid to Hotway by March 9, 2005. To date, we have not made any of these payments. We also agreed to: (a) sell a minimum of 2,000 bottles/60 capsules of the licensed products within 6-12 months after March 9, 2004; (b) manage marketing programs for the licensed products within 3-6 months after March 9, 2004; (c) maintain sales of a minimum of 6,000 bottles/60 capsules annually for each above-listed country within 6-12 months after March 9, 2004; and (d) sell a minimum of 200kg/month of raw materials in Canada within 6-12 months after March 9, 2004. To date, we have not satisfied these requirements. We expect to begin meeting these requirements in the upcoming six to eighteen months.

November 2, 2004 Amendment to Hotway Exclusive Licensing Agreements

     On November 2, 2004, we entered into an agreement with Hotway to amend the Exclusive Licensing Agreements for the 19 Cordyceps products and the De-Daibe and Depressor Herbs products. The agreement amended the consideration that we owe to Hotway under the Exclusive Licensing Agreements as follows: (1) we shall issue to Hotway 760,000 shares of our common stock; and (2) pay an aggregate of $100,000 to Hotway no later than 90 days after our common stock has been approved for quotation on the OTC Bulletin Board. Other than this consideration, we are not required to make any other royalty payments to Hotway. In the event that we do not pay or issue this consideration to Hotway, then the Exclusive Licensing Agreements will terminate and all other obligations under the Exclusive Licensing Agreements will terminate. This amendment supercedes the previous consideration that we owed to Hotway under the Exclusive Licensing Agreements. Accordingly, we do not owe Hotway an aggregate of $660,000 as described above. The amendment also provides that we shall have the exclusive licensing rights on any future improvements to the products that are licensed to us under the Exclusive Licensing Agreements.

King of Herbs Product Line

     We currently market and sell proprietary natural medicinal products through our King of Herbs product line. The products described below are considered to be dietary supplements and they are not subject to stringent clinical tests to which pharmaceutical products are subjected. This product line is intended to improve and increase energy and endurance levels, sexual function and the health of the whole body. We have developed proprietary formulations that target certain physiological conditions. The core products of our King of Herbs product line are outlined below.

     o VG-KING. A natural tonic for men's health, formulated specifically for the male genitor-urinary system.
     o VG-QUEEN. A natural product for women's health, formulated specifically for the female reproductive system.
     o VG-VITAL. This formula acts as a natural energy resource and anti-oxidant. This product also is marketed as an anti-fatigue and anti-aging agent and as a supplement to restore qii.
     o VG-CARDIOVASCULAR. Designed to improve the function of the cardiovascular system, thereby improving overall health.
     o    VG-IMMUNE. Enhances the body's immune system.
     o VG-BRAIN & MEMORY. Designed to increase blood flow to the brain and cerebral system to enhance memory and cerebral functions.
     o VG-LIVER. Enhances liver function and protects it from damage from inflammation and oxidation.
     o VG-LUNG. Designed to assist the functioning of the upper respiratory tract and lungs. This product also is marketed to increase respiratory ventilation for athletes.
     o VG-LONGEVITY. A special formula for prolonging people's life by reducing the progress of aging. This product is designed to assist the body at multiple system levels, including the immune, nervous, cardiovascular and respiratory systems.
     o VG-PANCREAS HEALTH. A special formula designed to promote healthy blood glucose levels.
     o VG-HEALTH. A formula designed to help maintain a healthy immune system.
     o    VG-PROSTATE HEALTH. Designed to help ensure a healthy prostate.
     o VG-WEIGHT CONTROL. Formulated to assist individuals with their weight loss goals.

     Our King of Herbs product line combines King of Herbs with other traditional herbs to produce the desired effect on the body. These herbs are mainly traditional Chinese herbs which may or may not have been previously evaluated by the FDA. All herbs marketed in dietary supplements in the United States must be Generally Recognized as Safe (GRAS). The FDA maintains a list of problems herbs. If any of the herbs in our products appeared on FDA's list, or if the agency determined there were issues concerning their safety, we would not be able to market the products containing these ingredients in the United States. We have not determined whether any of the herbs in our products are on the FDA's list of problem herbs and we have not determined whether any such herbs are Generally Recognized as Safe. If any of the below herbs have not been evaluated by the FDA and are not Generally Recognized as Safe, then we would not be permitted to sell products containing them in the United States. Any such prohibition could materially adversely affect our results of operations and financial condition. The following herbs used in Traditional Chinese Medicine are used in our product formulations.

        ---------------------------- ----------------------------------------------------------------------------------
                 Herb                         Nutritional Health Function
        ---------------------------- ----------------------------------------------------------------------------------
             Yu Jin                    o      Effects on immunity
                                       o      Anti-oxidation effect
                                       o      Effects on serum secretin
                                       o      Effects on central nervous system
                                       o      Effects on growth inhibitory factors
                                       o      Protecting the liver
                                       o      Protecting the heart
        ---------------------------- ----------------------------------------------------------------------------------
             He Shou Wu                o      Delaying the appearance of the aging process
                                       o      Enhancing immunity
                                       o      Enhancing adrenocortical function
                                       o      Promotes hematopoietic stem cells
                                       o      Protecting the liver
        ---------------------------- ----------------------------------------------------------------------------------
             Tian Ma                   o      Effects on cardiac muscles
                                       o      Effect on the cardiovascular system
                                       o      Anti-aging and anti-fatigue effects
                                       o      Effects on memory
        ---------------------------- ----------------------------------------------------------------------------------
             Du Zhong                  o      Effects on the heart
                                       o      Effects on immunity
                                       o      Anti-aging effects
        ---------------------------- ----------------------------------------------------------------------------------
             Rou Gui                   o      Effects on the cardiovascular system
                                       o      Effects on the immune system
                                       o      Effects on the central nervous system
        ---------------------------- ----------------------------------------------------------------------------------
             Lian Zi                   o      Anti-aging effects
                                       o      Increasing immunological effects
                                       o      Inhibiting contraction of smooth muscle
        ---------------------------- ----------------------------------------------------------------------------------
             Bai Mu Er                 o      Nourishment of lung & stomach
        ---------------------------- ----------------------------------------------------------------------------------
             Bai Ji                    o      Promote Contraction, healthy stomach and lung
                                       o      Engender Muscles
        ---------------------------- ----------------------------------------------------------------------------------
             Bai He                    o      Moisten lung, promotes healthy respiratory system
        ---------------------------- ----------------------------------------------------------------------------------
             Rx.Ginseng - Ren Shen     o      Tonifies the base qii,
                                              the lungs, the spleen and stomach,
                                              generates fluids, benefits the heart
                                              and calms the spirit
        ---------------------------- ----------------------------------------------------------------------------------
             Rx. Astragali             o      Tonifies digestion -
                                              spleen, raises yang qii of the spleen,
                                              stabilizes, strengthens the protective
                                              qii - immunity of surface, tonifies
                                              qii and blood, promotes healthy
                                              urinary system
        ---------------------------- ----------------------------------------------------------------------------------
             Cx. Cinamomi              o      Warms the kidneys, encourages the generation of qii and blood
        ---------------------------- ----------------------------------------------------------------------------------
             Fructus Ziziphi           o      Tonifies the spleen and augments the qii,  nourishes the blood and calms
             Jujubae                          the spirit, moderates and harmonizes other herbs
        ---------------------------- ----------------------------------------------------------------------------------
             Rx. Glcyrrhiziae          o      Tonifies digestion -
                                              spleen, moistens the lungs and
                                              promotes healthy respiratory sytem,
                                              clears heat and relieves fire
                                              toxicity, harmonizes other herbs in
                                              formulas.
        ---------------------------- ----------------------------------------------------------------------------------
             Rx. Polygoni              o      Tonifies liver and kidneys, nourishes the blood,
             multiflori                       augments the essence, moistens the intestines
        ---------------------------- ----------------------------------------------------------------------------------
             Rx. Angelicae sinensis    o      Tonifies the blood, regulates the menses,
                                              invigorates and harmonizes the blood,
                                              moistens the intestines
        ---------------------------- ----------------------------------------------------------------------------------
             Fructus Lycii             o      Nourishes the Liver and
                                              Kidneys, benefits the essence and
                                              brightens the eyes, and moistens the
                                              Lungs.
        ---------------------------- ----------------------------------------------------------------------------------

        ---------------------------- ----------------------------------------------------------------------------------
             Cornu Cervi parvum        o      Tonifies kidney yang, tonifies the governing vessel,
                                              augments essence and blood, regulates the penetrating and
                                              conception vessel, tonifies and nourishes the qii and the blood
        ---------------------------- ----------------------------------------------------------------------------------
             Herba Epimedii            o      Tonifies the kidneys
        ---------------------------- ----------------------------------------------------------------------------------
             Rx. Glehniae              o      Moistens the lungs,  nourishes the stomach,  generates fluids,  moistens the exterior - skin.
        ---------------------------- ----------------------------------------------------------------------------------
             Tuber Ophiopogonis        o      Moistens the lungs, generates fluids, moistens the Intestines.
        ---------------------------- ----------------------------------------------------------------------------------
             Plastrum Testudinis       o      Benefits the kidneys,  strengthens the bones, cools the blood, nourishes the blood and tonifies the heart
        ---------------------------- ----------------------------------------------------------------------------------
             Fructus Momordicae        o      Moistens and cools the lungs
        ---------------------------- ----------------------------------------------------------------------------------
             Ho-Shou-Wu                o      Tones the liver and kidneys as well as the blood.
                                       o      Nourishes the liver and kidney
                                       o      Anti-aging effects
        ---------------------------- ----------------------------------------------------------------------------------

Taoist Medicine Product Line

     Within the next twelve months we intend to launch our Taoist Medicine product line. The products in our Taoist Medicine product line are considered to be dietary supplements and they are not subject to stringent clinical tests to which pharmaceutical products are subjected. This line of products is based on the principles of Traditional Chinese Medicine and Taoism Medicine. Taoism is an ancient worldview that acknowledges the movement towards balance (or "Tao") inherent in all things. These products will be manufactured under Good Manufacturing Practices rules and standards and regulations of Health Canada and the Food and Drug Administration of the United States.

     o VG-NRP (Nine Rare Pill). Formulated to enhance liver and kidney function and decrease lassitude in loin and knee.
     o VG-MP (Motherwort Pill with Ten Precious Ingredients). Designed to enhance the tonifying qii and blood, enhance female regeneration functions and enhance the body's energy and endurance levels.
     o VG-EPP (Decoction of Eight Precious Products for Refreshing). Designed to prevent restlessness.
     o    VG-PFI (Pill of Four Immortals). Designed to enhance kidney functions.
     o VG-NWP (Nine-Wei Powder for Strengthening Yang). Primarily for men, this product is designed to nourish marrow and promote flow of kidney qii.
     o    VG-FKB (Five Kernel Bolus). Moistens the intestines.
     o VG-LYZR (Bolus of Longyan Aril and Wild Jujube Seed). Enriches the blood, tranquilize the mind and tone the kidney.
     o VG-ZMGQ (Bolus of Sesame Seed and Wolfberry Fruit). Designed to invigorate the liver and kidney.
     o VG-HTZM (Bolus of Walnut and Sesame Seed). Designed to invigorate the liver, tone the kidney, promote healthy eyes and moisten the intestines.
     o VG-LZFL (Cake of Lotus Seed and Poria). Designed to strengthen the spleen.

Vitamins and Supplements Product Line

     We also expect to launch a Vitamins and Supplements product line over the next twelve months. Through this line we will offer a full line of 100% natural multi-vitamin and multi-mineral food supplements. Since the products in this line are dietary supplements, they are not subject to stringent clinical tests to which pharmaceutical products are subjected. The vitamin and supplement products in this line are set forth below.

---------------------------------------------------------------------------------------------------------------
Vitamin A Products
---------------------------------------------------------------------------------------------------------------
Product                          Slogan                                                Activity       Form
---------------------------------------------------------------------------------------------------------------
Beta-Carotene                    Antioxidant                                           10,000IU      Tablets
---------------------------------------------------------------------------------------------------------------
Cod Liver Oil                    A rich source of Omega 3 fatty acids                    20min      SoftGels
---------------------------------------------------------------------------------------------------------------
Cod Liver Oil                    A rich source of Omega 3 fatty acids                    10min      SoftGels
---------------------------------------------------------------------------------------------------------------
Halibut Liver Oil                A rich source of Vitamins A & D                       5000iu A     SoftGels
                                                                                        400iu D
---------------------------------------------------------------------------------------------------------------
Vitamin B Products
---------------------------------------------------------------------------------------------------------------
Product                          Slogan                                                Activity       Form
---------------------------------------------------------------------------------------------------------------
Folic Acid                       An essential prenatal nutrient.                          1mg        Tablets
---------------------------------------------------------------------------------------------------------------
Vitamin B6                       Supports energy & stress relief                         100mg       Tablets
---------------------------------------------------------------------------------------------------------------
Vitamin B12                                                                             250mcg       Tablets
---------------------------------------------------------------------------------------------------------------
Vitamin B Complex 50             Supports energy & stress relief                         50mg        Tablets
---------------------------------------------------------------------------------------------------------------
Vitamin B-Complex 50 (TR)        Supports energy & stress relief                         50mg        Tablets
---------------------------------------------------------------------------------------------------------------
B-Complex  with 300mg Vitamin C  Supports energy & stress relief                         multi       Tablets
(TR)
---------------------------------------------------------------------------------------------------------------
Stress B-Complex                 Supports energy & stress relief.                        multi       Tablets
with 600mg Vitamin C             Anti-Homocysteine

---------------------------------------------------------------------------------------------------------------
Vitamin C Products
---------------------------------------------------------------------------------------------------------------
Product                          Slogan                                                Activity       Form
---------------------------------------------------------------------------------------------------------------
Vitamin C                        Supports immune system. Antioxidant                     250mg       Tablets
---------------------------------------------------------------------------------------------------------------
Vitamin C                        Supports immune system. Antioxidant                     500mg       Tablets
---------------------------------------------------------------------------------------------------------------
Vitamin C                        Supports immune system. Antioxidant                    1000mg       Tablets
---------------------------------------------------------------------------------------------------------------
Vitamin C Chewable Orange        Supports immune system. Antioxidant                     250mg       Tablets
---------------------------------------------------------------------------------------------------------------
Vitamin C Chewable Orange        Supports immune system. Antioxidant                     500mg       Tablets
---------------------------------------------------------------------------------------------------------------
Vitamin C (TR)                   Supports immune health                                  500mg       Tablets
---------------------------------------------------------------------------------------------------------------
Vitamin C (TR)                   Supports immune health                                 1000mg       Tablets
---------------------------------------------------------------------------------------------------------------
Vitamin C with Rosehips          Supports immune health                                  500mg       Tablets
---------------------------------------------------------------------------------------------------------------
Vitamin E Products
---------------------------------------------------------------------------------------------------------------
Product                          Slogan                                                Activity       Form
---------------------------------------------------------------------------------------------------------------
Vitamin E Natural Source         Nutritional support for heart health                    400IU      SoftGels
---------------------------------------------------------------------------------------------------------------
Vitamin E Natural Source         Nutritional support for heart health                    800IU      SoftGels
---------------------------------------------------------------------------------------------------------------
Vitamin E Synthetic              Nutritional support for heart health                    400IU      SoftGels
---------------------------------------------------------------------------------------------------------------
Vitamin E Synthetic              Nutritional support for heart health                    800IU      SoftGels
---------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------
AntiOxidant Products
---------------------------------------------------------------------------------------------------------------
Product                          Slogan                                                Activity       Form
---------------------------------------------------------------------------------------------------------------
ACES Formula                     Antioxidant                                             Multi       Tablets
---------------------------------------------------------------------------------------------------------------
CoEnzyme Q10                     Nutritional support for heart health Antioxidant        30 mg      Capsules
---------------------------------------------------------------------------------------------------------------
Calcium Products
---------------------------------------------------------------------------------------------------------------
Product                          Slogan                                                Activity       Form
---------------------------------------------------------------------------------------------------------------
Calcium (Carbonate)              Promotes strong bones                                  1500mg       Tablets
---------------------------------------------------------------------------------------------------------------
Calcium (Carbonate) with         Promotes strong bones                                  1500mg       Tablets
Vitamin D
---------------------------------------------------------------------------------------------------------------
Natural Source Calcium           Promotes strong bones                                   500mg       Tablets
(Carbonate)
---------------------------------------------------------------------------------------------------------------
Natural Source Calcium           Promotes strong bones                                   500mg       Tablets
(Carbonate) w/D
---------------------------------------------------------------------------------------------------------------
Natural Source Calcium           Promotes strong bones                                   500mg       Tablets
(Carbonate) w/D
---------------------------------------------------------------------------------------------------------------
Natural Source Calcium           Promotes strong bones                                   250mg       Tablets
(Carbonate) w/D
---------------------------------------------------------------------------------------------------------------
Calcium & Magnesium with         Promotes strong bones                                333mg/166mg    Tablets
Vitamin D
---------------------------------------------------------------------------------------------------------------
Calcium Citrate w/D              Promotes strong bones                                   300mg       Tablets
---------------------------------------------------------------------------------------------------------------
Vitamin D                        Promotes strong bones                                  1000iu       Tablets
---------------------------------------------------------------------------------------------------------------
Vitamin D                        Promotes strong bones                                   400iu       Tablets
---------------------------------------------------------------------------------------------------------------
Herbal Products
---------------------------------------------------------------------------------------------------------------
Product                          Slogan                                                Activity       Form
---------------------------------------------------------------------------------------------------------------
Cranberry Extract 18:1           Nutritional support for the urinary tract               100mg     Capsules
---------------------------------------------------------------------------------------------------------------
Devil's Claw                     Herbal support for joint health                         500mg     Capsules
---------------------------------------------------------------------------------------------------------------
Echinacea (Purpurea              Herbal support for the immune system                    400mg     Capsules
Herb/Angustifolia Herb & Root)
---------------------------------------------------------------------------------------------------------------
Echinacea Extract 4%             Herbal support for the immune system                    400mg     Capsules
---------------------------------------------------------------------------------------------------------------
Feverfew Extract 0.5%            Herbal support for healthy mind                         125mg     Capsules
---------------------------------------------------------------------------------------------------------------
Garlic Oil (Odor Free)           Supports immune health                                  500mg     SoftGels
---------------------------------------------------------------------------------------------------------------
Garlic Pure  / Allicin-Rich      Herbal support for health, vitality & immunity          500mg     Capsules
---------------------------------------------------------------------------------------------------------------
Ginkgo Biloba 24/6               Herbal support for mental alertness                     60mg      Capsules
---------------------------------------------------------------------------------------------------------------
Ginseng (Panax) Root             Herbal support for energy & vitality                    100mg     Capsules
---------------------------------------------------------------------------------------------------------------
Grape Seed                       A rich source of antioxidants                           50mg      Capsules
Extract
(MegaNatural Gold TM)
---------------------------------------------------------------------------------------------------------------
Milk Thistle Extract 80%         Herbal support for liver health                         150mg     Capsules
---------------------------------------------------------------------------------------------------------------
Saw Palmetto                     Herbal support to promote prostate health               160mg     SoftGels
---------------------------------------------------------------------------------------------------------------
St John's Wort Extract 0.3%      Herbal support to promote relaxation                    300mg     Capsules
---------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------
Joint Support Products
---------------------------------------------------------------------------------------------------------------
Product                          Slogan                                                Activity       Form
---------------------------------------------------------------------------------------------------------------
Glucosamine Sulfate              Nutritional building blocks for joint health            500mg     Capsules
(Sodium Free)
---------------------------------------------------------------------------------------------------------------
Glucosamine Sulfate              Nutritional building blocks for joint health            500mg     Capsules
(Sodium Free)
---------------------------------------------------------------------------------------------------------------
Glucosamine Sulfate              Nutritional building blocks for joint health           1000mg     Capsules
(Sodium Free)
---------------------------------------------------------------------------------------------------------------
Glucosamine (Sodium Free) &      Nutritional building blocks for joint health            450mg     Capsules
Chondroitin Sulfate
---------------------------------------------------------------------------------------------------------------
Glucosamine (Sodium Free) &      Nutritional building blocks for joint health            900mg     Capsules
Chondroitin Sulfate
---------------------------------------------------------------------------------------------------------------
Glucosamine (Sodium Free) &      Nutritional building blocks for joint health            900mg     Capsules
Chondroitin Sulfate
---------------------------------------------------------------------------------------------------------------
Glucosamine Sulfate (Sodium      Nutritional building blocks for joint health            900mg     Capsules
Free) & OptiMSMTM
---------------------------------------------------------------------------------------------------------------
OptiMSMTM                        Nutritional support for joint health                    500mg     Capsules
methyl sulfonyl methane
---------------------------------------------------------------------------------------------------------------
OptiMSMTM                        Nutritional support for joint health                   1000mg     Capsules
methyl sulfonyl methane
---------------------------------------------------------------------------------------------------------------
Shark Cartilage                  Nutritional building blocks for joint health            750mg     Capsules
---------------------------------------------------------------------------------------------------------------
Mineral Products
---------------------------------------------------------------------------------------------------------------
Product                          Slogan                                                Activity       Form
---------------------------------------------------------------------------------------------------------------
Iron (Ferrous gluconate)         Nutritional support to promote healthy blood            300mg       Tablets
                                 circulation
---------------------------------------------------------------------------------------------------------------
Iron (Ferrous sulphate)          Nutritional support to promote healthy blood            300mg       Tablets
                                 circulation
---------------------------------------------------------------------------------------------------------------
Zinc (Gluconate)                 Supports immune health                                  50mg        Tablets
---------------------------------------------------------------------------------------------------------------
Other Products
---------------------------------------------------------------------------------------------------------------
Product                          Slogan                                                Activity       Form
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Phasoelamine                     None                                                   500 mg       Tablets
---------------------------------------------------------------------------------------------------------------
Evening Primrose Oil             A rich source of essential fatty acids                  500mg       SoftGel
---------------------------------------------------------------------------------------------------------------
Evening Primrose Oil             A rich source of essential fatty acids                 1000mg       SoftGel
---------------------------------------------------------------------------------------------------------------
Flaxseed Oil (Organic)           A rich source of essential fatty acids                 1000 mg      SoftGel
---------------------------------------------------------------------------------------------------------------
Lecithin (Unbleached)            Support for mental function                            1200mg       SoftGel
---------------------------------------------------------------------------------------------------------------
Omega 3-6-9                      Nutritional support for heart health    Essential      1200mg       SoftGel
                                 Fatty acids
---------------------------------------------------------------------------------------------------------------
Salmon Oil - Wild                Nutritional support for heart health    Essential      1000mg       SoftGel
                                 Fatty acids
---------------------------------------------------------------------------------------------------------------
Children's Complete Chewable     Provides daily nutritional support                      multi       Tablets
Multiple Vitamins & Minerals
---------------------------------------------------------------------------------------------------------------
Multiple Vitamins                Provides daily nutritional support                      multi       Tablets
---------------------------------------------------------------------------------------------------------------
Multiple Vitamins plus Iron      Provides daily nutritional support                      multi       Tablets
---------------------------------------------------------------------------------------------------------------
Multi Vitamin & Mineral          Provides daily nutritional support                      multi       Tablets
---------------------------------------------------------------------------------------------------------------
Multiple Vitamins & Minerals     Provides daily nutritional support                      multi       Tablets
50 + w/Lutien
---------------------------------------------------------------------------------------------------------------
Multivitamin Forte w/Lutein      Provides daily nutritional support                      multi       Tablets
(25 Multiple Vitamins &
Minerals)
---------------------------------------------------------------------------------------------------------------
Prenatal Vitamin                 Provides daily nutritional support                      multi       Tablets
---------------------------------------------------------------------------------------------------------------

Manufacturing

     We have entered into agreements with three manufacturers who will produce all of our requirements for our three product lines. Hotway Nutraceuticals Canada Co. Ltd. and Canadian Phytopharmaceuticals Corp. will process the raw materials that go into our product lines. GFR Pharma Ltd. will handle the packaging of the final products for all of our product lines. Eventually we hope to establish our own manufacturing facility in British Columbia, Canada. Once we are able to manufacture our own products, we will be able to more efficiently control our costs and quality and better protect our trade secrets.

     Hotway Nutraceuticals Canada Co. Ltd. On June 8, 2004, we entered into a Manufacturing Agreement with Hotway Neutraceuticals Canada Co. Ltd. Hotway has agreed to manufacture certain herbal ingredients and supplements for our private label brand. The term of this Manufacturing Agreement is for five years, with an option of both parties to renew for another five years upon written notice given at least ninety days before expiration of the term. Hotway has agreed to manufacture certain products for our three products lines at prices to be agreed upon from time to time in the future. If the parties are not able to agree on prices and minimum order amounts for a particular product, then we have the right to have the product manufactured by another company. Hotway has the exclusive right to manufacture the products that Hotway has licensed to us under the Exclusive Licensing Agreements. However this exclusivity shall only apply so long as: (a) the parties have agreed on price and Hotway has not served any notice on us of any intended price increase; and (b) to the extent that Hotway has limited quantities, we may obtain excess quantities from other suppliers. Notwithstanding the exclusivity provision of the Manufacturing Agreement, the final packaging will be completed by GFR Pharma Ltd., as described below. If Hotway does not deliver an order within ten weeks from receipt of the order and Hotway does not remedy the failure to deliver within 30 days of notice, then Hotway will no longer have the exclusive right to manufacture our products.

     China Health Holding is responsible for any damages, directly or indirectly related to: (a) all formulas owned by China Health Holding; (b) the design, content, description, ingredient listing and layout of all labels supplied by China Health Holding; (c) any patent violations where the product formulation was provided by China Health Holding; and (d) any breach of the Manufacturing Agreement. Hotway warrants that the products manufactured by it will meet China Health Holding's specifications. In addition, Hotway is responsible for any damages, directly or indirectly related to: (a) contamination of ingredients in any products manufactured by Hotway beyond that permitted by applicable laws;
(b) all formulas owned by Hotway; (c) non-compliance with any laws, ordinances, regulations or requirements of any federal, provincial, municipal or other authority in the manufacture of products by Hotway; (d) incorrect labeling of ingredients contained in the products; (e) violation of any patents in relation to products where the formulation was created by Hotway; and (f) any breach of the Manufacturing Agreement. Hotway and China Health Holding are each required to maintain comprehensive bodily injury, property damage and product liability insurance applying to their respective operations and any of their employees or agents for an amount of not less than $2,000,000 per occurrence or such higher amount that the other party reasonably requires, with a deductible of no more than $5,000, during the term of the Manufacturing Agreement.

     If either party materially defaults on the terms of the Manufacturing Agreement, the non-defaulting party may give notice to the defaulting party to remedy the default. The defaulting party thereafter has 30 days to remedy the default. In the event the defaulting party does not remedy the default within such period, the non-defaulting party has the right to terminate the Manufacturing Agreement upon seven days written notice to the defaulting party. Notwithstanding these notice provisions, in the event of bankruptcy or insolvency of the defaulting party, or the assignment of the Manufacturing Agreement without the consent of the other party, the Manufacturing Agreement may be terminated immediately.

     Canadian Phytopharmaceuticals Corp. Manufacturing Agreement. On February 9, 2004, we entered into a Manufacturing Agreement with Canadian Phytopharmaceuiticals Corp. ("Canadian Phyto"), a British Columbia manufacturing company. Canadian Phyto uses computerized HP1100 High Performance Liquid Chromatography instruments, to produce consistency in the products it manufactures. Canadian Phyto will procure components, materials, equipment and other supplies, and manufacture, assemble and test products pursuant to detailed written specifications which are provided by China Health Holding and accepted by Canadian Phyto. Canadian Phyto is required to keep restricted all confidential terms, exclusive rights, patents, trade secrets and other intellectual property which has been provided to Canadian Phyto by China Health Holding. The Manufacturing Agreement with Canadian Phyto does not contain any exclusivity provisions.

     The term of this Manufacturing Agreement is for one year. Canadian Phyto has agreed to set the price for products to be manufactured from time to time through blanket purchase orders issued by China Health Holding and accepted by Canadian Phyto. Until the purchase price for manufactured products has been paid to Canadian Phyto, Canadian Phyto will retain a security interest in the products that have been delivered to China Health Holding and any proceeds therefrom. The Manufacturing Agreement with Canadian Phyto may be terminated by either party for any reason, but if terminated by Canadian Phyto we must be provided at least 120 days prior written notice. If we are notified promptly in writing and given sole control of the defense and all related settlement negotiations, we must defend Canadian Phyto from any claim or action and must indemnify Canadian Phyto from any loss, damage or injury, including death, which arises from any alleged defect of any of our products.

     GFR Pharma Ltd. Manufacturing Agreement. On April 8, 2004, we entered into a Manufacturing Agreement with GFR Pharma Ltd., a British Columbia company. GFR Pharma is a full service private label, Canadian Good Manufacturing Process
(GBP) facility that specializes in producing over-the-counter products and natural source products. GFR Pharma provides formulating, blending, packaging, product testing, technical support, market research, label design and regulatory information support to its customers. GFR Pharma manufactures and supplies products through its GFR Private Label Program to a variety of customers similar to products that GFR Pharma will supply to China Health Holding. Any formulas owned by China Health Holding for products manufactured by GFR Pharma will remain the exclusive property of China Health Holding. Further, Neither party may, without the prior consent of the other party, directly or indirectly, disclose any confidential or proprietary information or intellectual property relating to the business affairs of the other party, including but not limited to GFR Pharma's formulas and China Health Holding's formulas. The Manufacturing Agreement with GFR Pharma does not contain any exclusivity provisions.

     The term of this Manufacturing Agreement is for five years, with an option of both parties to renew for another five years upon written notice given at least ninety days before expiration of the term. GFR Pharma has agreed to manufacture certain products for our three products lines at prices to be agreed upon from time to time in the future. If the parties are not able to agree on prices and minimum order amounts for a particular product, then we have the right to have the product manufactured by another company. The manufacturing time may vary for each product from one to ten weeks, depending on the type of product and the quantity ordered. China Health Holding is responsible for any damages, directly or indirectly related to: (a) all formulas owned by China Health Holding; (b) the design, content, description, ingredient listing and layout of all labels supplied by China Health Holding; (c) any patent violations where the product formulation was provided by China Health Holding; and (d) any breach of the Manufacturing Agreement. GFR Pharma warrants that the products manufactured by it will meet China Health Holding's specifications. In addition, GFR Pharma is responsible for any damages, directly or indirectly related to:
(a) contamination of ingredients in any products manufactured by GFR Pharma beyond that permitted by applicable laws; (b) all formulas owned by GFR Pharma;
(c) non-compliance with any laws, ordinances, regulations or requirements of any federal, provincial, municipal or other authority in the manufacture of products by GFR Pharma; (d) incorrect labeling of ingredients contained in the products;
(e) violation of any patents in relation to products where the formulation was created by GFR Pharma; and (f) any breach of the Manufacturing Agreement. GFR Pharma and China Health Holding are each required to maintain comprehensive bodily injury, property damage and product liability insurance applying to their respective operations and any of their employees or agents for an amount of not less than $2,000,000 per occurrence or such higher amount that the other party reasonably requires, with a deductible of no more than $5,000, during the term of the Manufacturing Agreement.

     If either party materially defaults on the terms of the Manufacturing Agreement, the non-defaulting party may give notice to the defaulting party to remedy the default. The defaulting party thereafter has 30 days to remedy the default. In the event the defaulting party does not remedy the default within such period, the non-defaulting party has the right to terminate the Manufacturing Agreement upon seven days written notice to the defaulting party. Notwithstanding these notice provisions, in the event of bankruptcy or insolvency of the defaulting party, or the assignment of the Manufacturing Agreement without the consent of the other party, the Manufacturing Agreement may be terminated immediately.

Market Analysis

     According to the Natural Marketing Institute, which monitors consumer trends in the marketplace, demand for dietary supplements corresponds with a strategic shift in how consumers view health and wellness. Surveys find that the majority of Americans rely on dietary supplements to maintain good health. More than ever before, consumers feel empowered to manage their health and are either actively using supplements or are researching information about them. This is supported by research from the Dietary Supplement Information Bureau that found that three in five consumers (59%) take supplements on a regular basis.

     A number of drivers explain the overall growth of the industry, including consumers looking for more natural health remedies, Baby Boomers seeking remedies to slow the aging process, a trend towards self-medication rather than a reliance on increasingly expensive mainstream medicine, and a public that was receptive to studies and other information that purported to show the benefits of daily vitamin and mineral use.

     According to Health Strategy Consulting LLC ("HSC"), the global nutrition market exceeded $170 billion in 2003. Of the global nutrition market, the dietary supplements and natural remedies represented approximately $60.1 billion, or 35% of retail sales during 2003. Within the U.S., vitamins/multi-vitamins accounted for the largest piece of the market, 33%, or $6.14 billion in 2002. The second largest segment, herbals/botanicals, accounted for 23% of the US market in 2002 at $4.2 billion.

     Specialty supplements, along with sports nutrition and meal supplements, are the bright spots in the US dietary supplement market, reports HSC. During 2002, specialty supplements recognized 8% growth, closely followed by meal supplements and sports nutrition, each experiencing 7% growth during that year. The US specialty supplements market was valued at $2.3 billion in 2002 or roughly 12% of the US dietary supplement market.

                               US Dietary Supplements Markets (in millions) Consumer Sales, All Channels
---------------------- ----------------- ----------------- ----------------- ----------------- -----------------
      Category               2000              2001              2002              CAGR        Projected Growth
                                                                               1997 - 2002       2002 - 2005
---------------------- ----------------- ----------------- ----------------- ----------------- -----------------
      Vitamins              5,970             6,020             6,140               3%               1-3%
---------------------- ----------------- ----------------- ----------------- ----------------- -----------------
   Multi-Vitamins           3,100             3,190             3,254               4%               2-4%
---------------------- ----------------- ----------------- ----------------- ----------------- -----------------
 Herbals/ Botanicals        4,120             4,180             4,260               4%               1-2%
---------------------- ----------------- ----------------- ----------------- ----------------- -----------------
  Sports Nutrition          1,590             1,730             1,851               9%               6-9%
---------------------- ----------------- ----------------- ----------------- ----------------- -----------------
      Minerals              1,350             1,390             1,460               7%               4-6%
---------------------- ----------------- ----------------- ----------------- ----------------- -----------------
  Meal Supplements          2,070             2,310             2,472               8%               6-9%
---------------------- ----------------- ----------------- ----------------- ----------------- -----------------
  Specialty / Other         1,940             2,130             2,300              15%              6-10%
                            -----             -----             -----              ---              -----
---------------------- ----------------- ----------------- ----------------- ----------------- -----------------
        Total              17,040            17,760            18,482               6%               3-5%
                           ======            ======            ======              ===              =====
---------------------- ----------------- ----------------- ----------------- ----------------- -----------------
         CAGR - Capitalized Annual Growth Rate                         Source: Health Strategy Consulting LLC
                                                                       (http: //www.health-strategy.com)

Competition

     The nutritional supplements retail industry is a large, highly fragmented and growing industry, with no single industry participant accounting for more than 10% of total industry retail sales. Competition is based primarily on price, quality and assortment of products, customer service, marketing support and availability of new products.

     We compete with publicly owned and privately owned companies, which are highly fragmented in terms of geographical market coverage and product categories. We compete with specialty retailers, including GNC Corporation, Vitamin World and Vitamin Shoppe(R), supermarkets, drugstores, mass merchants, multi-level marketing organizations, mail order companies and a variety of other smaller participants. In addition, the market is highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. In the United States, we also compete with supermarkets, drugstores and mass merchants with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as with the Nature's Bounty and Nature's Wealth brands, sold by Vitamin World and other retailers. Our international competitors also include large international pharmacy chains and major international supermarket chains as well as other large U.S.-based companies with international operations. Our wholesale and manufacturing operations also compete with other wholesalers and manufacturers of third-party nutritional supplements such as Tree of Life and Leiner Health Products.

Marketing and Sales Strategy

     Our  management   recognizes   that  different   markets  offer   different
opportunities for growth in sales. Our sales and marketing plan is based on the following foundations:

  1. Online Retail - We intend to target customers through our Internet website at www.chinahealthholding.com. We are currently working to enhance our website to be capable of handling retail transactions with multiple payment forms (i.e., credit card, cheque and alternative payment systems), in multiple currencies and in multiple languages.

  2. Retail and Wholesale Distribution - Our management believes that one of the fastest ways to penetrate the neutraceuticals market is to secure distribution through an established system of retailers in order to take advantage of their current client base. We are currently in the process of negotiating with several distribution companies that we hope will distribute our products.

  3. Retail Storefronts - We hope to enter the neutraceuticals market in the Peoples' Republic of China. For this large market, we intend to establish storefronts advertising our brand name. This market is part of our long-term business objectives and has not yet been implemented since our more immediate focus is on the North American neutraceuticals market.

     The following are marketing and sales initiatives that we intend to implement to market our products:

  1. Website Development - We are currently working to enhance our online shopping store to help us establish a strong online presence for our products. We are working to make our online shopping store easily customizable, expandable, eye pleasing, easy to navigate and functional. Our newest products and best sellers will be featured on the site, with feature products changing periodically. A search feature will allow customers to enter the type of ailment they are looking for help with, or a product name, in order to provide direct access to the information and/or products the customer is seeking.

  2. Establish  Regional  Sales  Teams -  As we grow,  we  intend  to  establish regional sales teams in Canada, the United States and ultimately internationally. The role of these sales teams will be to work with distributors and retailers in their regions.

  3. Media Advertising - We intend to engage in more advertising to help establish our business in the neutraceuticals market through an intensive North American media and advertising campaign. We expect to spend approximately $200,000 on media and advertising over the next year to meet these objectives.

  4. Public and Investor Relations - On August 8, 2004, we entered into a Consulting Agreement with National Media Associates, a California corporation, to provide national media consulting services, including news feature development, establishing relations with financial advisory newsletter writers and with other trade and advertising media. National Media Associates will also provide an investor relations program of communications to United States institutional, brokerage and retail investor communities. We agreed to compensate National Media Associates by: (a) issuing to it an aggregate of 1,000,000 shares of our common stock; and (b) issuing to it options to purchase an aggregate of 1,000,000 shares of our common stock exercisable for a term of three years at $0.10 per share. We valued the 1,000,000 shares issued to National Media Associates at $250,000 ($0.25 per share).

  5. Trade Shows and Seminars - We expect to participate in seminars  related to
neutraceuticals,   alternative  medicine  and  Chinese  medicine.

Research and Development

     Our research and development program is focused on the development and commercialization of natural medicinal products to prevent and help treat epidemic diseases and conditions in the areas of diabetes mellitus, cardiovascular and cerebral-vascular system dysfunctions, neurological disorders and immunological disorders. We have worked in the past through informal research and development alliances with ShangHai Chinese Western Medical Vascular Disease Research Institute, ShangHai XiJiYe TCM Hospitals, Beijing TCM Research Institute in the People's Republic of China and certain Research Institute scientists in the People's Republic of China.

Intellectual Property

     We own the rights to the 26 100% natural herbal medicinal products that comprise our King of Herbs and Taoist Medicine product lines. (See "Purchase Agreement for 26 100% Natural Herbal Medicinal Products Formulas" on p. 12.) We also have the exclusive rights to certain other neutraceutical products through two license agreements with Hotway Nutraceuticals Canada Co., Ltd. (See "Exclusive Licensing Agreement for 19 Cordyceps Products" and "Exclusive Licensing Agreement for De-Daibe and Depressor Herbs" on p. 13.)

     On August 20, 2004, we filed a trademark application for the name "China Health Holding Inc." Otherwise, we have not applied for or been granted any patents, trademarks, service marks or any other intellectual property rights with any governmental body.

Government Regulation

     The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products are subject to regulation by one or more federal agencies, including the Health Protectorate Branch in Canada, and in the United States, the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture, United States Customs and Border Protection and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which our products are sold. Our products sold in other foreign countries are also subject to regulation under various national, local, and international laws that include provisions governing, among other things, the processing, formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and over-the-counter drugs. Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of certain of our products. Below is a summary of government regulation of our products in the United States, which is where we intend to focus our marketing efforts over the next twelve months.

     Pursuant to the Federal Food, Drug, and Cosmetic Act ("FDCA"), the FDA regulates the processing, formulation, safety, manufacture, packaging, labeling and distribution of dietary supplements, (including vitamins, minerals, herbs) and over-the-counter drugs. The FTC has jurisdiction to regulate the advertising of these products. The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). DSHEA established a new framework governing the composition, safety, labeling and marketing of dietary supplements. "Dietary supplements" are defined as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. "New" dietary ingredients (i.e., dietary ingredients that were "not marketed in the United States before October 15, 1994") must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" without being "chemically altered." A new dietary ingredient notification must provide the FDA evidence of a "history of use or other evidence of safety" establishing that use of the dietary ingredient "will reasonably be expected to be safe." A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. There is no certainty that the FDA will accept any particular evidence of safety for any new dietary ingredient. The FDA's refusal to accept such evidence could prevent the marketing of such dietary ingredients.

     DSHEA permits "statements of nutritional support" to be included in labeling for dietary supplements without FDA premarket approval. Such statements must be submitted to FDA within 30 days of marketing and must bear a label disclosure that "This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease." Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. A company that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim or an unauthorized version of a disease claim for a food product, or if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.

     In addition, DSHEA provides that so-called "third-party literature," e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used "in connection with the sale of a dietary supplement to consumers" without the literature being subject to regulation as labeling. Such literature must not be false or misleading; the literature may not "promote" a particular manufacturer or brand of dietary supplement; and a balanced view of the available scientific information on the subject matter must be presented. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating such literature with our products, and any dissemination could subject our product to regulatory action as an illegal drug.

     We expect that the FDA will adopt in the near future the final regulations, proposed on March 13, 2003, regarding Good Manufacturing Practice in manufacturing, packing, or holding dietary ingredients and dietary supplements, authorized by DSHEA. Good Manufacturing Practice regulations will require dietary supplements to be prepared, packaged and held in compliance with strict rules, and will require quality control provisions similar to those in the Good Manufacturing Practice regulations for drugs. We or our third-party supplier or vendors may not be able to comply with the new rules without incurring substantial additional expenses.

     The FDA has broad authority to enforce the provisions of the FDCA applicable to dietary supplements, including powers to issue a public warning letter to a company, to publicize information about illegal products, to request a recall of illegal products from the market, and to request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the United States courts. The FDA may also issue an Import Alert for any products it considers misbranded, adulterated and/or unapproved new drugs. Customs would block the admission of these products from entry into the country. The regulation of dietary supplements may increase or become more restrictive in the future.

     The FDA may also make a determination that some of our products either contain drug claims or that certain ingredients of our products are not dietary, or even new dietary ingredients, but unapproved new drugs. Any of these determinations could block the marketing of these products in the United States.

     We cannot determine what effect additional domestic or international governmental legislation, regulations or administrative orders, when and if promulgated, would have on our business in the future. New legislation or regulations may require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, impose additional record keeping or require expanded documentation of the properties of certain products, expanded or different labeling, or scientific substantiation.

Employees

     We currently employ three full time employees and twelve part-time employee/consultants. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

Item 2.  Description of Property.

     On October 20, 2004, we signed a lease for office space at 666 Burrard St., Suite 600, Park Place, Vancouver, British Columbia, Canada V6C 2X8. This lease begins January 1, 2005 and is for a term of 12 months, with automatic renewals for subsequent twelve-month terms unless a notice of termination is delivered in writing by either party ninety days prior to the anniversary date of the termination date of the lease agreement. The monthly rent for the first 12-month term of the lease is $1,200 per month. Rent for subsequent terms will be at market rates.

Item 3.  Legal Proceedings.

     We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the forth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information


     There is currently no public trading market for our common stock.

     As of January 31, 2005, 6,600,000 shares of our common stock were subject to outstanding options to purchase our common stock and 339,000 shares of our common stock were subject to outstanding warrants to purchase our common stock.

     As of January 31, 2005 approximately 330,477 shares of our common stock were eligible to be sold pursuant to Rule 144 under the Securities Act of 1933, as amended and 4,048,788, shares of our common stock have been registered and may be freely sold, subject to any prospectus delivery requirements.

Holders

     As of March 28, 2005, there were 42,530,600 shares of our common stock issued and outstanding and approximately 63 stockholders of record of our common stock.

Dividends

     Historically, we have not declared or paid any cash dividends on our common stock. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any contractual arrangements and such other factors deemed relevant by the our Board of Directors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     (1) we would not be able to pay our debts as they become due in the usual course of business; or
     (2)  our total assets would be less that the sum of our total liabilities.

Securities Authorized for Issuance Under Equity Compensation Plans

     The  following  table  shows   information  with  respect  to  each  equity
compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2004.

                      EQUITY COMPENSATION PLAN INFORMATION
------------------------------------ ------------------------ ----------------------- ---------------------------
Plan category                        Number of securities     Weighted average        Number of securities
                                     to be issued upon        exercise price of       remaining available for
                                     exercise of              outstanding options,    future issuance under
                                     outstanding options,     warrants and rights     equity compensation plans
                                     warrants and rights                              (excluding securities
                                                                                      reflected in column (a)
------------------------------------ ------------------------ ----------------------- ---------------------------
                                               (a)                     (b)                       (c)
------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans approved
by security holders                            -0-                     -0-                       -0-
------------------------------------ ------------------------ ----------------------- ---------------------------

------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans not
approved by security holders
                                               -0-                     -0-                       -0-
------------------------------------ ------------------------ ----------------------- ---------------------------

------------------------------------ ------------------------ ----------------------- ---------------------------
Total                                          -0-                     -0-                       -0-
------------------------------------ ------------------------ ----------------------- ---------------------------

Recent Sales of Unregistered Securities

     On January 29, 2004, we issued an aggregate of 750,000 shares of our common stock to Patrick Wang, Dusica Mladenovic, Kent Ausburn, Loren Currie and RAR Consultant Ltd. in consideration for $11,500 cash. 650,000 of such shares were issued at $0.01 per share and 100,000 of such shares were issued at $0.05 per share. These issuances were exempt from registration requirements pursuant to Regulation S.

     On January 29, 2004, we issued 15,000 shares of our common stock to Hua Zhu as a consulting fee for research and development services. The value of such services was estimated to be $38. These shares were issued at $0.0025 per share. This issuance was exempt from registration requirements pursuant to Regulation S.

     On January 29, 2004, we issued 200,000 shares of our common stock to Anthony Garson as repayment of travel expenses. Such shares were valued at
$2,000 ($0.01 per share). This issuance was exempt from registration requirements pursuant to Regulation S.

     On January 29, 2004, we issued 6,000 shares of our common stock to Bohdan Charyna and Jian Zhang as a consulting fee for marketing services. The total value of such services was estimated to be $15. These shares were issued at $0.0025 per share. These issuances were exempt from registration requirements pursuant to Regulation S.

     On February 25, 2004, we issued 110,000 shares of our common stock to Torben V. Kristian as repayment of a loan in the amount of $8,380. Such shares were issued at $0.08 per share. This issuance was exempt from registration requirements pursuant to Regulation S.

     On February 26, 2004, we issued 310,000 shares of our common stock to Patrick Wang and Howard Lonsdale in consideration for $22,000 cash. 100,000 of such shares were issued at $0.05 per share, 200,000 were issued at $0.08 per share and 10,000 were issued at $0.10 per share. The issuance of the 10,000 shares was exempt from registration requirements pursuant to Section 4(2) of the Securities Act. The other issuances were exempt from registration pursuant to Regulation S.

     On April 18, 2004, we issued (1) 80,000 shares of our common stock and (2) warrants to purchase 80,000 shares of our common stock, to Lin Le Quan in consideration for $20,000 cash. Also on April 18, 2004, we issued (1) 120,000 shares of our common stock and (2) warrants to purchase 120,000 shares of our common stock, to Patrick Wang in consideration for $30,000 cash. These warrants are exercisable at $0.75 per share and expire on April 18, 2005. These issuances were exempt from registration requirements pursuant to Regulation S.

     On May 1, 2004, we issued 2,000,000 shares of our common stock to Julianna (Jenny) Lu and 200,000 shares of our common stock to Xiao Fei Yu. Such shares were issued at $0.001 per share in connection with the purchase of the rights to 26 100% natural medicinal products that comprise our King of Herbs and Taoist Medicine product lines. These issuances were exempt from registration requirements pursuant to Regulation S.

     On May 1, 2004, we issued 9,000 shares of our common stock to William Robertson, Tony Perri and Ray Dumas. These shares were purchased by our founder, Julianna Lu, for a purchase price of $0.0025 per share and were gifted by Ms. Lu to the above shareholders. These purchases were exempt from registration requirements pursuant to Regulation S.

     On May 1, 2004, we issued 35,000 shares of our common stock to Loren Currie in consideration for $350($0.01 per share) cash. This issuance was exempt from registration requirements pursuant to Regulation S.

     On May 2, 2004, we issued 8,300 shares of our common stock to Fei Yu, Tao Zhang, Hao Zhang, Yin Kai Zhang, Ming Zhou, Wei Zhu, Yan Zhu Wei Chuen Lu and Yan Lu. These shares were purchased by our founder, Julianna Lu, for a purchase price of $0.0025 per share and were gifted by Ms. Lu to the above shareholders. These purchases were exempt from registration requirements pursuant to Regulation S.

     On May 3, 2004, we issued 2,400 shares of our common stock to Guang Hua Yu, Long Fa Chan, Guang Hua Wu, Yin Xa Xu, Mie Lie Chang, Juan Feng Hua, Qi Wei and Qiang Yu. These shares were purchased by our founder, Julianna Lu, for a purchase price of $0.0025 per share and were gifted by Ms. Lu to the above shareholders. These purchases were exempt from registration requirements pursuant to Regulation S.

     On May 25, 2004, we issued 18,000 shares of our common stock to Xing Zhu Lu, Zhi Jian Lu, Zhi Fang Lu, Chi Hung Yung and Long Xiang Weng. These shares were purchased by our founder, Julianna Lu, for a purchase price of $0.0025 per share and were gifted by Ms. Lu to the above shareholders. These purchases were exempt from registration requirements pursuant to Regulation S.

     On July 8, 2004, we issued options to purchase 2,500,000 shares of our common stock to Julianna Lu, our principal executive officer, pursuant to Ms. Lu's employment agreement. These options are exercisable at $0.10 and expire on June 1, 2009. This issuance was exempt from registration requirements pursuant to Regulation S.

     On July 8, 2004, we issued options to purchase 800,000 shares of our common stock to Julianna Lu, our principal executive officer, in consideration for past management services. These options are exercisable at $0.05 per share. 300,000 of these options expire on December 30, 2007 and 500,000 of these options expire on April 30, 2008. These issuances were exempt from registration requirements pursuant to Regulation S.

     On July 8, 2004, we issued options to purchase 600,000 shares of our common stock to James Simpson, our current Vice President of Corporate Development, pursuant to a consulting agreement for management services. These options are exercisable at $0.10 per share and expire on June 16, 2009. This issuance was exempt from registration requirements pursuant to Regulation S.

     On July 8, 2004, we issued options to purchase 100,000 shares of our common stock to Jock Chong for corporate development consulting services. The value of such services are expected to be $10,000. These options are exercisable at $0.10 per share and expire on July 8, 2004. This issuance was exempt from registration requirements pursuant to Regulation S.

     On July 8, 2004, we issued options to purchase 350,000 shares of our common stock to Xiao Fei Yu, our Vice President and one of our Directors, pursuant to Mr. Yu's employment agreements. These options are exercisable at $0.10 per share. 150,000 of these options expire on June 1, 2006 and 200,000 of these options expire on May 26, 2006. These issuances were exempt from registration requirements pursuant to Regulation S.

     On July 8, 2004, we issued options to purchase 150,000 shares of our common stock to Dick Wu, our current Secretary and one of our Directors, pursuant to his employment agreement. These options are exercisable at $0.10 per share and expire on July 6, 2005. This issuance was exempt from registration requirements pursuant to Regulation S. All of these options were exercised on August 12, 2004 and August 16, 2004, as described below.

     On July 9, 2004, we issued options to purchase 600,000 shares of our common stock at $0.10 per share to Kenneth Douglas, our former General Counsel, pursuant to his employment agreement. This issuance was exempt from registration requirements pursuant to Regulation S. 200,000 of these options were exercised on August 16, 2004 and August 18, 2004, as described below, and the remaining options were cancelled after Mr. Douglas' employment agreement was terminated.

     On August 8, 2004, we issued 25,000 shares of our common stock to Kenneth Douglas, our former General Counsel, in consideration for management consulting services. The value of such services was estimated to be $4,167. . This issuance was exempt from registration requirements pursuant to Regulation S.

     Also on August 8, 2004, we issued (1) 25,000 shares of common stock and (2) options to purchase 250,000 shares of our common stock, to Walter Dean Gardner II pursuant to a service contract for financial consulting services. The options are exercisable at $0.10 per share and expire on August 7, 2005. The value of Mr. Gardner's services was estimated to be $4,167. These issuances were exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

     On August 12, 2004 we issued 60,000 shares of our common stock to Dick Wu upon the exercise of options. Such options were exercised at a price of $0.10 per share, for a total cash consideration of $6,000. This issuance was exempt from registration requirements pursuant to Regulation S.

     On August 16, 2004, we issued 90,000 shares of common stock to Dick Wu and 50,000 shares of common stock to Kenneth Douglas upon the exercise of options. Such options were exercised at a price of $0.10 per share, for a total cash consideration of $14,000. These issuances were exempt from registration requirements pursuant to Regulation S.

     On August 18, 2004, we issued (1) 1,000,000 shares of common stock and (2) options to purchase 1,000,000 shares of common stock, to Michael Baybak pursuant to a Consulting Agreement with National Media Associates, dated August 8, 2004, for investor relation services. The options are exercisable at $0.10 per share and expire on August 8, 2007. The value of the services to be provided by National Media Associates is estimated to be $250,000. These issuances were exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

     On August 18, 2004, we issued 1,000,000 shares of common stock to Sichenzia Ross Friedman Ference LLP in consideration for certain legal services performed for us. The value of such services was estimated to be $250,000. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

     On August 18, 2004, we issued 150,000 shares of our common stock to Kenneth Douglas upon the exercise of options. These options were exercised at a price of $0.10 per share for total cash consideration of $15,000. This issuance was exempt from registration requirements pursuant to Regulation S.

     On August 22, 2004, we issued 5,000 shares of our common stock to Anthony Garson in consideration for marketing services rendered. The value of such services was estimated to be $1,250. This issuance was exempt from registration requirements pursuant to Regulation S.

     On October 2, 2004, we issued 5,000 shares of our common stock to Adam R. Cotterill in consideration for information technology services. The value of such services was estimated to be $1,250. This issuance was exempt from registration requirements pursuant to Regulation S.

     On October 3, 2004, we issued options to purchase 250,000 shares of our common stock to Dick Wu, our current Secretary and one of our Directors, pursuant to his employment agreements. These options are exercisable at $0.20 per share and expire on July 9, 2007. This issuance was exempt from registration requirements pursuant to Regulation S. 150,000 of these options were exercised on October 19, 2004 and November 3, 2004, as described below.

     On October 6, 2004, we issued options to purchase 250,000 shares of our common stock to Xiao Fei Yu, our current Vice President and one of our Directors, pursuant to his employment agreement. These options are exercisable at $0.20 per share and expire on July 9, 2007. This issuance was exempt from registration requirements pursuant to Regulation S.

     On October 18, 2004, we issued 120,000 shares to Richard Hausig for EDGAR filing services. The value of such shares was estimated to be $30,000. This issuance was exempt from registration requirements pursuant to Section 4(2) of the Securities Act.

     On October 19, 2004, we issued 100,000 shares of common stock to Dick Wu, our current Secretary and one of our Directors, pursuant to the exercise of options at $0.20 per share. This issuance was exempt from registration requirements pursuant to Regulation S.

     On November 2, 2004, we issued 760,000 shares of common stock to Hotway Nutraceutical Canada Co. Ltd. pursuant to an amendment to our Exclusive
Licensing Agreements with Hotway Nutraceutical Canada Co. Ltd. The value of these shares is estimated to be $190,000. This issuance was exempt from registration requirements pursuant to Regulation S.

     On November 3, 2004, we issued 50,000 shares of our common stock to Dick Wu, our current Secretary and one of our Directors, pursuant to the exercise of options at $0.20 per share. This issuance was exempt from registration requirements pursuant to Regulation S.

     On November 8, 2004, we issued options to purchase 400,000 shares of our common stock to David Woo, our current Vice President of Research and Development, pursuant to his employment agreement. These options are exercisable at $0.20 per share and expire on November 7, 2007. This issuance was exempt from registration requirements pursuant to Regulation S.

     On November 8, 2004, we issued options to purchase 250,000 shares of our common stock to Dick Wu, our current Secretary and one of our Directors, pursuant to his employment agreements. These options are exercisable at $0.20 and expire on November 7, 2006. This issuance was exempt from registration requirements pursuant to Regulation S.

     On November 9, 2004, we issued 15,000 shares of our common stock to Kenneth Douglas in consideration for management consulting services. The value of such services was estimated to be $3,750. This issuance was exempt from registration pursuant to Regulation S.

     On November 11, 2004,  we issued (1) 20,000  shares of our common stock and
(2) warrants to purchase 20,000 shares of our common stock, to Bryan Holyk in consideration for $5,000 cash. The warrants are exercisable at $0.75 per share and expire November 11, 2005. This issuance was exempt from registration requirements pursuant to Regulation S.

     All of the foregoing issuances were exempt from registration under Section 4(2) of the Securities Act and/or Regulation S, promulgated pursuant to the Securities Act. None of the purchasers who received shares under Regulation S are U.S. persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c). Such purchasers acknowledged that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

     The information in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

Background

     China Health Holding, Inc. is a development stage business that was formed in 2002 for the purpose of manufacturing, marketing and distributing proprietary natural medicinal products. We have had nominal revenues since our inception. We currently market and distribute products in Canada through our King of Herbs product line. We also plan on developing a Taoist Medicine product line and a Vitamins and Supplements product line over the next twelve months. All of the products for the three product lines are fully developed and we expect to launch the Taoist Medicine and Vitamins and Supplements product lines within the next twelve months. All of our manufacturing is currently outsourced to third parties. We plan to generate revenues by sales of our herbal supplement products
(1) through a website that is currently under construction, (2) through retail and wholesale distributors, and (3) through the establishment of retail stores in major cities in North America. While all of our current operations and sales are in Canada, we anticipate expanding our sales into the United States over the next six to twelve months and, thereafter, into regions of Europe and Asia.

Capital Resources

     As of December 31, 2004, we had cash of $3,511. Our current liabilities as of December 31, 2004 aggregated $359,186. With these resources we expect to be able to satisfy our cash requirements for approximately six months. In order to commercialize our Taoist Medicine product line and our Vitamins and Supplements product line we will need to raise at least $1 million in financing over the next twelve months. In order to implement our plan of operation and commercialize our Taoist Medicine and Vitamins and Supplements product lines, we intend to seek outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions. We have not yet sought any commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

Future Development

     We expect to focus our resources over the next twelve months on expanding the scope of our product offerings and expanding our business operations from Canada into the United States and Europe. Other than the products described below under "Research and Development" we do not have any current plans to expand our product lines.

     To expand our operations, we will need to implement a worldwide marketing strategy for our products and develop our website to allow for Internet purchases of our products. A worldwide marketing strategy will involve a website that has multi-language and multi-currency capabilities, will involve media advertising in multiple countries and distribution agreements throughout the world. We are currently constructing a website that will feature an Internet store which will also be used to market our products. We plan to have our website operational in April 2005, with multi-language and multi-currency capabilities in 2006.

     As we grow, we intend to establish regional sales teams in the United States and ultimately internationally. These sales teams will work with distributors and retailers in their regions to promote and sell our products. Also, together with our investor relations consultant, National Media Associates, we are currently developing a marketing plan to promote our brand name and our products. We do not currently have any agreements with retail or wholesale distributors. Our management will work to negotiate and enter into retail and wholesale distribution agreements for our products over the next twelve months. We also plan to begin opening retail outlets in large cities in North America, Europe and the People's Republic of China over the next five years. We have not yet located any sites to establish retail stores but are initially looking for locations in New York, Los Angeles, San Francisco, Seattle, Las Vegas or other large cities in the United States. We plan to open our first retail storefront in the United States within the next twelve months.

     We anticipate the following expenses over the next twelve months: (a) $20,000 to develop our Internet website; (b) $200,000 for media advertising to promote our brand name; (c) $60,000 for our research and development program;
(d) $250,000-$400,000 to establish our first retail outlet in the United States, including an integrated inventory management/manufacturing/sales computer system; (e) $50,000 for an investor relations program; (f) $150,000-$250,000 for professional and consultant fees; and (g) $200,000-$300,000 for general working capital, including product development, inventory, and general and administrative expenses. We do not expect to purchase or sell significant equipment or to significantly increase the number of our employees over the next twelve months.

Research and Development

     We expect to pay approximately $60,000 over the next twelve months to scientific consultants in the People's Republic of China for research and development of certain products. Each of the formulations described below would be considered by the FDA to be unapproved new drugs and will require approval by the FDA or foreign regulators before we can sell them. If approval of such products by the FDA or foreign regulators is delayed or cannot be obtained, we will be forced to delay our plans for producing the products for sale to consumers. While any delay could adversely affect our operations, we do not expect such a delay to be material since the great majority of our products are considered dietary supplements which generally do not require FDA or other regulatory approval. With the anticipated $60,000 in research and development expenses, we expect to begin commercial development of DFU898 and undertake development efforts of other product candidates as our financial and other resources permit. However, since we have not yet acquired the rights to DFU898, no assurance can be given that such rights will be acquired and the anticipated research and development expenses may not be incurred.

     Our scientific consultants in the People's Republic of China are helping develop DFU 898, DVT 896 and ASO 989. These products are owned jointly by two parties: Dr. Xi JiYi and the Shanghai Chinese & Western Medical Vascular Disease Research Institute. We currently do not have rights to these products, but we are currently in negotiations to acquire these rights.

     DFU898. A treatment of Diabetic Foot Ulceration ("DFU") and Diabetic Food Gangrene ("DFG"). DFU898 was first discovered by Dr. Xi JiYe at the Shanghai Chinese & Western Medical Vascular Disease Research Institute in the People's Republic of China. This product candidate is based on more than fifteen years of research and clinical trials in the areas of DFU and DFG. DFU898 has undergone human clinical testing in the People's Republic of China for the treatment in certain specialized hospitals of patients who suffer from DFU and DFG. The clinical testing was performed in accordance with regulatory standards in the People's Republic of China. The United States Food and Drug Administration was not consulted in designing the clinical tests. Since discovering DFU898, Shanghai Chinese & Western Medical Vascular Disease Research Institute and Dr. Xi JiYe have undertaken detailed research and conducted doctor/patient interviews to validate its effectiveness. The principal validation factors at this time include positive human clinical research results, research awards attributed to DFU898 from Chinese medical authorities and the current and ongoing use of DFU898 in treating DFU and DFG in specialized hospitals in the People's Republic of China. This product is currently available for use in certain hospitals in the People's Republic of China under limited clinical licenses for special patients.

     Clinical Research of DFU898. Dr. Xi JiYe undertook a formal clinical study involving over 400 patients suffering from DFU and DFG. A repeat validation test was performed in cooperation with the Hong Kong Chinese University Hospital to validate the initial clinical results. The clinical research revealed a DFU 898 efficacy rate greater than 95%, an amputation rate lower than 4% and a death rate of 1.4%. The test results were positive for the treatment of more severe stages of DFU and DFG. The longer term curative efficacy rate revealed a two to three year recurrence rate of approximately 10% with recurring DFU cured immediately after a very short period of re-establishing DFU898 treatment. The use of DFU898 has not been reviewed by any United States or foreign regulatory agencies. Statistical analysis of the DFU898 clinical trials provided the following p values. A p value indicates whether any difference in results of the clinical studies is due entirely to chance. Biological scientists are usually willing to accept a 5% probability that differences are due to chance (p = 0.05). A p value of less than 5% (p < 0.05) suggests that the probability of any differences seen are due to chance is less than 5%.

Observations of DFU898 Treatment                             P Value
--------------------------------                             -------
Reduce blood glucose                                         P < 0.01
Heighten level of C peptide                                  P < 0.05
Reduce levels of 3-lipid-glycerin, cholesterol and the       P < 0.01
     low-density lipid protein
Heighten the level of tPA                                    P < 0.01
Reduce the level of PAI                                      P < 0.05
Increase the value of tPa/PAI                                P < 0.01
Reduce the level of NOS                                      P < 0.05

     Even if the rights to this product are obtained, the product would not be allowed to be marketed in the United States labeled for treatment of diabetes or complications thereof unless a New Drug Application (NDA) is submitted and approved by the FDA. Since the clinical trials were conducted in China without consultation with the FDA, it is unknown if the trials would be deemed acceptable by the agency as proof of the product's safety and effectiveness for use in the treatment of diabetes. If approval of this product by the FDA or foreign regulators is delayed or cannot be obtained, we will be forced to delay our plans for producing the product for sale to consumers. While any delay could adversely affect our operations, we do not expect such a delay to be material since the great majority of our products are considered dietary supplements which generally do not require FDA or other regulatory approval.

     DVT896. This product candidate has proven effective in the treatment of Deep Vein Thrombosis ("DVT"). DVT is a formation of deep vein blood clots that can lead to many serious conditions, ranging from cerebral hemorrhage, heart disease, and to what has been popularized in the airline industry as the "Economy Class Syndrome." Clinical research testing of DVT896 was performed by Dr. Xi JiYi and the Shanghai Chinese & Western Medical Vascular Disease Research Institute. The clinical testing was performed in accordance with regulatory standards in the People's Republic of China. The United States Food and Drug Administration was not consulted in designing the clinical tests. The clinical research testing indicated an efficacy rate of 99% in treating DVT patients. The clinical research undertaken to date indicates that DVT896 has the potential for treating other conditions such as superficial vein inflammation, traumatic hematoma, acute periarthritis of the shoulder and synovitis of the knee joint. However, no statistical analysis was performed of the DVT896 clinical trials. Accordingly, it cannot be determined whether the results of the trials were statistically significant or the probability of getting more extreme results. The use of DVT896 has not been reviewed by any United States or foreign regulatory agencies. This product is currently available for use in certain hospitals in the People's Republic of China under limited clinical licenses for special patients.

     This product, if labeled for the specified indications, would be considered an unapproved new drug by the FDA, and will require an approved New Drug Application before the product can be marketed in the United States. Since the clinical trials were conducted in China without consultation with the FDA, it is unknown if the trials would be deemed acceptable by the agency as proof of the product's safety and effectiveness for use in the treatment of diabetes. If approval of this product by the FDA or foreign regulators is delayed or cannot be obtained, we will be forced to delay our plans for producing the product for sale to consumers. While any delay could adversely affect our operations, we do not expect such a delay to be material since the great majority of our products are considered dietary supplements which generally do not require FDA or other regulatory approval.

     ASO 989. This product candidate is intended to treat Arteriosclerotic Obliteration ("ASO"). ASO is the hardening of artery blood vessels causing severe conditions such as myocardial infractions and heart attacks. Clinical studies of ASO 989 were performed by Dr. Xi JiYi and the Shanghai Chinese & Western Medical Vascular Disease Research Institute. The clinical testing was performed in accordance with regulatory standards in the People's Republic of China. The United States Food and Drug Administration was not consulted in designing the clinical tests. The clinical studies indicated an efficacy rate of 97% and an amputation rate of less than 1.5%. In addition, the clinical research conducted to date indicates that ASO 989 has the potential to treat ischemia of extremities, cerebral thrombosis, cerebral arteriosclerosis and coronary heart disease. However, no statistical analysis was performed of the ASO 989 clinical trials. Accordingly, it cannot be determined whether the results of the trials were statistically significant or the probability of getting more extreme results. The use of DVT896 has not been reviewed by any United States or foreign regulatory agencies. This product is currently available for use in certain hospitals in the People's Republic of China under limited clinical licenses for special patients.

     This product, if labeled for the specified indications, would be considered an unapproved new drug by the FDA, and will require an approved New Drug Application before the product can be marketed in the United States. Since the clinical trials were conducted in China without consultation with the FDA, it is unknown if the trials would be deemed acceptable by the agency as proof of the product's safety and effectiveness for use in the treatment of diabetes. If approval of this product by the FDA or foreign regulators is delayed or cannot be obtained, we will be forced to delay our plans for producing the product for sale to consumers. While any delay could adversely affect our operations, we do not expect such a delay to be material since the great majority of our products are considered dietary supplements which generally do not require FDA or other regulatory approval.

     We also plan to add VG-ALLERGY, VG-EYE AND VG-ANTI-TUMOR to the products in our King of Herbs Product Line. We acquired the rights to each of these products under a purchase agreement dated May 1, 2004 with Julianna (Jenny) Lu, our founder and principal executive officer, and Xiao Fei Yu, our President and one of our directors. VG-ALLERGY is a product designed to reduce allergic reactions of the human body. VG-EYE is formulated to prevent deterioration of eyesight. VG-ANTI-TUMOR is formulated specifically to prevent cancerous growths for cancer patients who are undergoing chemotherapy treatment. Each of these products would be considered an unapproved new drug by the FDA and will require an approved New Drug Application before the products can be marketed in the United States. No clinical trials have been conducted for these products. The New Drug Application process is expensive, lengthy and rigorous requiring extensive nonclinical and clinical trials to be successfully conducted. Additionally, there is no guarantee that the FDA would accept the data or approve any New Drug Applications for these products. If approval of these products by the FDA or foreign regulators is delayed or cannot be obtained, we will be forced to delay our plans for producing the products for sale to consumers. While any delay could adversely affect our operations, we do not expect such a delay to be material since the great majority of our products are considered dietary supplements which generally do not require FDA or other regulatory approval.

Item 7.  Financial Statements.

     All financial information required by this Item is attached hereto at the end of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 8A. Controls and Procedures.

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer/chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The following are the names and certain information regarding or current Directors and Executive Officers:

------------------------------- --------- --------------------------------------------------------
             Name                 Age                            Position
------------------------------- --------- --------------------------------------------------------
Julianna (Jenny) Lu                42     Chief Executive Officer, Principal Financial Officer,
                                          Principal Accounting Officer, Treasurer and Chairman
                                          of the Board of Directors
------------------------------- --------- --------------------------------------------------------
Xiao Fei Yu                        42     Vice President and Director
------------------------------- --------- --------------------------------------------------------
Dick Wu                            49     Secretary and Director
------------------------------- --------- --------------------------------------------------------
David Woo                          47     Vice President, Research and Development
------------------------------- --------- --------------------------------------------------------
James H. Simpson                   55     Vice President, Corporate Development
------------------------------- --------- --------------------------------------------------------

     Pursuant to our bylaws, our directors are elected at our annual meeting of stockholders and each director holds office until his successor is elected and qualified. Officers are elected by our Board of Directors and hold office until an officer's successor has been duly appointed and qualified unless an officer sooner dies, resigns or is removed by the Board. There are no family relationships among any of our directors and executive officers.

Background of Executive Officers and Directors

     Julianna (Jenny) Lu, Founder, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and Chairman of the Board of Directors. Ms. Lu founded China Health Holding, Inc. and has been our principal executive officer since our formation in 2002. From 2000 until 2002, Ms. Lu was the President and Chief Executive Officer of AGPL Pharma Corporation. From 1999 until 2003, Ms. Lu was the President and Chief Executive Officer of Auspicious J.K. Enterprises, Ltd.

     Xiao Fei Yu, Vice President and Director. Mr. Yu has helped China Health Holding create and develop 26 natural herbal product formulas that make up our King of Herbs and Taoist Medicine product lines. Mr. Yu has been a member of our Board of Directors since May 26, 2004 and on October 6, 2004 he was appointed to a position as Vice President. From 1997 to Present, Mr. Yu has been the President and Director of Taoist Tantric & Toltec Research and Development Centre located in Beijing, People's Republic of China. From 1998 to Present, Mr. Yu has been a Research Scientific Consultant of Central TCM Research and Development Institute located in Beijing, People's Republic of China. From 1999 to Present, Mr. Yu has been teaching Taoism, Taoist medicine and Indian classical philosophy & religion as a professor in the Department of Philosophy at the University of CCCP located in Beijing, People's Republic of China. From 1994 until 1999, Mr. Yu was an Associate Professor in Taoism, Taoist medicine, Buddhism and Scientific Philosophy in the Department of Philosophy at the University of CCCP.

     Dick Wu, Secretary and Director. Mr. Wu has been a member of our Board of Directors since July 8, 2004 and was appointed Secretary on October 3, 2004. From May 2000 to Present, Mr. Wu has been a Director of Apollo Precise Parts, Inc. From September 1996 to Present, Mr. Wu has been the President of Finest Business Investment Development, Inc. From May 1992 to Present, Mr. Wu has been the President of New Way Refrigeration & Air Conditioning, Ltd. From July 1987 to Present, Mr. Wu has been the President of Consumer Refrigeration & Appliance Service, Ltd.

     David Woo, Vice President, Research and Development. Mr. Woo was appointed Vice President of Research and Development on November 8, 2004. From 2002 to Present, Mr. Woo has been Executive Director of Tianjin GMCC Biotech Ltd. located in Tianjin, China. From 2002 to Present, Mr. Woo also has acted as President of Beiging EcoMed Pharmaceutical Ltd., in Beijing, China. From 2001 to Present, Mr. Woo has been the Chief Executive Officer of Hotway Nutraceutical Canada Co., Ltd., located in Vancouver, Canada. From 2000 to Present, Mr. Woo has been the Chief Scientist of GMCC-David Laboratories Inc., in Vancouver, Canada. From 1998 until 2000, Mr. Woo was an Associate Professor at UBC Medicine School in Vancouver, Canada. From 1996 until 1998, Mr. Woo was an Assistant Professor at UBC Agriculture School.

     James H. Simpson, Vice President, Corporate Development. Mr. Simpson was appointed Vice President of Corporate Development on November 18, 2004. From 1996 to Present, Mr. Simpson has been the President of Bevitor Holding Ltd.

Audit Committee Financial Expert

     We do not have an audit committee financial expert, as that term is defined in Item 401 of Regulation S-B. We have not been able to identify a suitable nominee to serve as an audit committee financial expert.

Code of Ethics

     We have adopted our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees. The Code of Ethics is filed herewith as Exhibit 14.1 Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Julianna Lu, China Health Holding, Inc, Suite 600 - 666 Burrard St., Park Place, Vancouver, British Columbia, Canada V6C 2X8. Our telephone number is (604) 608-6788.

Item 10. Executive Compensation.

     The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2004, 2003 and 2002.

                           SUMMARY COMPENSATION TABLE
                                                                                                 Long-Term
                                                                                               Compensation
                                                                                ------------------------------ -------------
                                                  Annual Compensation                      Awards                Payouts
                                          ------------------------------------- ------------------------------ -------------
                                                                                                                               All
                                                                      Other                       Securities                  Other
                                                                     Annual     Restricted        Under-lying                Compen-
          Name and                         Salary ($)                Compen-    Stock Award(s)    Options/         LTIP      sation
     Principal Position          Year         (1)       Bonus ($)  sation ($)   ($)               SARs (#)     Payouts ($)      ($)
------------------------------ ---------- ------------- ---------- ------------ ----------------- ------------ -----------  --------
Julianna (Jenny) Lu, CEO,       2004       $84,000        0           0               0              0             0            0
 principal financial officer,   2003       $60,000        0           0               0              0             0            0
 principal accounting officer,  2002       $45,000        0           0               0              0             0            0
 Treasurer and Chairman
 of the Board

(1) Ms. Lu's salary for 2004, 2003 and 2002 has been accrued and is included loans to us from Ms. Lu. Ms. Lu's loans are described more fully below under
Item 12. Certain Relationship and Related Transactions.

Employment Agreements and Director Compensation

     On June 1, 2004, we entered into an employment agreement with Julianna (Jenny) Lu, pursuant to which Ms. Lu has agreed to be employed as our Chief Executive Officer, Treasurer, Secretary, Director and Chairman of our Board of Directors. The agreement commenced retroactively beginning May 1, 2004 and does not have an expiration term. As compensation under the agreement, we agreed to pay Ms. Lu $8,000 per month. Every six months, we will review Ms. Lu's management services and her monthly compensation may increase 30% to 50% at the discretion of the Board of Directors. In addition, we granted Ms. Lu options to purchase 2,500,000 shares of our common stock at a price of $0.10 per share. The options expire the sooner of (a) June 1, 2009 or (b) thirty days after the termination of the agreement. Ms. Lu will also be reimbursed for any actual out-of-pocket expenses incurred while performing her duties under the agreement. Any individual expense items, other than telephone invoices, in excess of $200 must first be approved by us. Ms. Lu's employment agreement does not contain any termination provisions

     On May 26, 2004, we entered into an agreement with Xiao Fei Yu, pursuant to which Mr. Yu has agreed to act as a member of our Board of Directors. The agreement commenced on May 26, 2004 and is for a term of two years. As compensation, we granted Mr. Yu options to purchase 200,000 shares of our common stock at a price of $0.10 per share. The options expire on sooner of (a) May 26, 2006 or (b) thirty days after the termination of the agreement. Mr. Yu will also be reimbursed for any actual out-of-pocket expenses incurred while performing her duties under the agreement. Any individual expense items, other than telephone invoices, in excess of $200 must first be approved by China Health Holding. Mr. Yu's employment agreement does not contain any termination provisions.

     On October 6, 2004, we amended the agreement with Mr. Yu and added to his responsibilities the position of Vice President. Pursuant to the amendment, we granted Mr. Yu an option to purchase 250,000 shares of our common stock at a price of $0.20. The option expires the sooner of (a) July 9, 2007 or (b) thirty days after termination of Mr. Yu's employment agreement, as amended.

     On June 8, 2004, we entered into another agreement with Mr. Yu, pursuant to which Mr. Yu is responsible for new products research and development, manufacturing under GMP standards, the People's Republic of China market and public relations. The agreement commenced on June 1, 2004 and is for a term of two years. As compensation under this agreement, we agreed to pay Mr. Yu $1,000 per month. Mr. Yu's services will be reviewed every 6 months and may be increased the discretion of our Board of Directors. In addition, we granted Mr. Yu options to purchase 150,000 shares of our common stock at a price of $0.10 per share. The options expire the sooner of (a) June 1, 2006 or (b) thirty days after the termination of the agreement. Mr. Yu will also be reimbursed for any actual out-of-pocket expenses incurred while performing her duties under the agreement. Any individual expense items, other than telephone invoices, in excess of $200 must first be approved by China Health Holding.

     On July 8, 2004, we entered into an agreement with Dick Wu, pursuant to which Mr. Wu has agreed to act as a member of our Board of Directors. The agreement commenced retroactively beginning July 6, 2004 and is for a term of one year. Mr. Wu's services will be reviewed after a three month probationary period, after which the agreement may be terminated by us for any reason. As compensation, we granted Mr. Wu options to purchase 150,000 shares of our common stock at a price of $0.10 per share. The options expire the sooner of (a) July 6, 2005 or (b) thirty days after the termination of the agreement.

     On October 3, 2004, we amended the agreement with Mr. Wu and added to his responsibilities the position of Secretary. Pursuant to the amendment, we granted Mr. Wu an option to purchase 250,000 shares of our common stock at a price of $0.20. The option expires the sooner of (a) July 7, 2007 or (b) thirty days after the termination of Mr. Wu's employment agreement, as amended.

     On November 8, 2004, we agreed to extend the term of Mr. Wu's employment agreement for an additional year to expire on July 6, 2006. In connection with the extension, we granted Mr. Wu an option to purchase 250,000 shares of our common stock at a price of $0.20. The option expires the sooner of (a) November 7, 2006 or (b) thirty days after the termination of Mr. Wu's employment agreement.

     On November 8, 2004, we entered into an agreement with David Woo, pursuant to which Mr. Woo has agreed to be employed as our Vice President of Research and Development. The agreement commenced on November 8, 2004 and terminates after two years. Mr. Woo's services will be reviewed after a three month probationary period, after which the agreement may be terminated by us for any reason. As compensation, we granted Mr. Woo options to purchase 400,000 shares of our common stock at a price of $0.20 per share. The options expire the sooner of (a) November 7, 2007 or (b) thirty days after the termination of the agreement.

     On November 16, 2004, we entered into an agreement with James H. Simpson, pursuant to which Mr. Simpson has agreed to be employed as our Vice President of Corporate Development. The agreement commenced on November 18, 2004 and terminates on November 17, 2007. Mr. Simpson's services will be reviewed after a three month probationary period, after which the agreement may be terminated by us for any reason. As compensation, we agreed to pay Mr. Simpson $3,000 per month. In addition, we granted Mr. Simpson options to purchase 600,000 shares of our common stock at a price of $0.20 per share. The options expire the sooner of
(a) November 17, 2009 or (b) thirty days after the termination of the agreement. Mr. Simpson will also be reimbursed for any actual out-of-pocket expenses incurred while performing his duties under the agreement. Any individual expense items, other than telephone invoices, in excess of $200 must first be approved by us.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information, as of March 28, 2005 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

                           Common Stock Percentage of
  Name of Beneficial Owner (1)               Beneficially Owned (2)     Common Stock (3)
  ----------------------------------------- ------------------------- ---------------------
  Julianna (Jenny) Lu (4)                          28,180,000                 61.5%

  Xiao Fei Yu (5)                                   4,500,000                 10.4%

  Dick Wu (6)                                       1,170,000                  2.7%

  David Woo (7)                                       400,000                     *

  James H. Simpson (8)                              3,800,000                  8.8%

  ----------------------------------------- ------------------------- ---------------------
  All  officers  and  directors as a group         38,500,000                 80.1%
  (5 persons)

     * Less than 1%

     (1) Except as otherwise indicated, the address of each beneficial owner is c/o China Health Holding, Inc., Suite 600 - 666 Burrard St., Park Place, Vancouver, British Columbia, Canada V6C 2X8.
     (2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.
     (3)  Based on 42,530,600 shares outstanding.
     (4) Includes (a) options to purchase 2,500,000 shares of common stock at $0.10 per share that expire on June 1, 2009; (b) options to purchase 300,000 shares of common stock at $0.05 per share that expire on December 30, 2007; and (c) options to purchase 500,000 shares of common stock at $0.05 per share that expire on April 30, 2008.
     (5) Includes (a) options to purchase 150,000 shares of common stock at $0.10 per share that expire on June 1, 2006; (b) options to purchase 200,000 shares of common stock at $0.10 per share that expire on May 26, 2006; and (c) options to purchase 250,000 shares of common stock at $0.20 per share that expire on July 9, 2007.
     (6) Includes (a) options to purchase 150,000 shares of common stock at $0.10 per share that expire on July 6, 2005; (b) options to purchase 250,000 shares of common stock at $0.20 per share that expire on July 9, 2007; and (c) options to purchase 250,000 shares of common stock at $0.20 per share that expire on November 7, 2006.
     (7) Includes options to purchase 400,000 shares of common stock at $0.20 per share that expire on November 7, 2006.
     (8) Includes options to purchase 600,000 shares of common stock at $0.10 per share that expire on June 16, 2009.

Item 12. Certain Relationships and Related Transactions.

     Pursuant to an agreement dated May 1, 2004 between A E&E Pharma Corporation (n/k/a China Health Holding, Inc.), Julianna (Jenny) Lu and Xiao Fei Yu, Jenny Lu, our founder and principal executive officer, and Xiao Fei Yu sold all proprietary rights and formulas to the "26 100% natural herbal medicinal products" (the "Products") that comprise the King of Herbs and Taoist Medicine product lines (described below) to China Health Holding. On August 8, 2004, the parties signed an Amended and Restated Intellectual Property Purchase Agreement, which clarifies the terms of the Purchase Agreement for the Products. In consideration for the proprietary rights and formulas to the Products, China Health Holding agreed to: (a) issue to Ms. Lu 2,000,000 shares of common stock;
(b) pay to Ms. Lu $150,000 cash; (c) pay to Ms. Lu following the closing date and until May 1, 2029, a cash amount equal to 4.8% of gross revenue from sales of the Products; (d) issue to Mr. Yu 200,000 shares of common stock; (e) pay to Mr. Yu $25,000 cash; and (f) pay to Mr. Yu following the closing date and until May 1, 2029, a cash amount equal to 0.2% of gross revenue from sales of the Products. None of the required cash payments have been made to date. The outstanding cash payments under the Amended and Restated Intellectual Property Agreement accrue interest at the rate of 10% per annum. Our management believes the terms of the Amended and Restated Intellectual Property Agreement are on terms at least as favorable as could have been obtained from unrelated third parties.

     Since April 22, 2002, Julianna (Jenny) Lu has extended numerous loans to China Health Holding. The aggregate amount due to Ms. Lu as of December 31, 2004 totaled $297,552. These loans bear interest at the rate of 10% per annum, are on an unsecured basis and do not have any terms for repayment. These loans have not been documented by any written agreement. Our management believes the terms of these loans are at least as favorable as could have been obtained from unrelated third parties.

     As of December 31, 2004 China Health Holding owed an aggregate of $34,014 to Xiao Fei Yu from various loans and payments made by Mr. Yu on behalf of China Health Holding. These loans bear interest at the rate of 10% per annum, are on an unsecured basis and do not have any terms for repayment. These loans have not been documented by any written agreement. Our management believes the terms of these loans are at least as favorable as could have been obtained from unrelated third parties.

     As of December 31, 2004 China Health Holding owed an aggregate of $3,448 to James Simpson, one of the Company's major shareholders, from various loans extended by Mr. Simpson to China Health Holding. These loans do not bear interest, are on an unsecured basis and do not have any terms for repayment. These loans have not been documented by any written agreement. Our management believes the terms of these loans are at least as favorable as could have been obtained from unrelated third parties.

     We have entered into the following agreements with Hotway Nutraceuticals Canada Co., Ltd. ("Hotway"). David Woo, the Chief Executive Officer of Hotway, is our Vice President of Research and Development.

Exclusive Licensing Agreement for 19 Cordyceps Products

     On March 9, 2004, we entered into an amended and restated Exclusive Licensing Agreement with Hotway. Mr. David Woo, our Vice President of Research and Development, is the Chief Executive Officer of Hotway. Under this agreement Hotway has granted us exclusive licenses to certain neutraceutical products for a term of twenty years in the following countries: United States, Canada, Argentina, Brazil, Columbia, Chile, Uruguay, Paraguay, England, France, Germany, Italy, Spain, Holland, Poland, Switzerland, Sweden, Australia, Monaco, Norway, Denmark, Austria, Ireland, Israel, Kuwait, Iran, Hong Kong, Japan, Malaise, Singapore, India, Indonesia and the People's Republic of China. The Exclusive Licensing Agreement grants us: (a) the exclusive license to utilize 19 neutraceutical products and their raw materials in the above-listed territories;
(b) the exclusive rights to register the Trademarks/Trade Names of the products under our name in each of the above-listed territories; (c) the exclusive license to use, replicate, copy, modify, adopt and manufacture the products for the purpose of developing derivative products by modifying, refining, upgrading, or improving the licensed property; and (d) the exclusive rights to the licensed products' ingredients. In addition, Hotway granted us a right of first refusal to acquire any new products developed by Hotway after March 9, 2004. Upon expiration of the Exclusive Licensing Agreement, Hotway will own the rights to any modifications, upgrades or improvements made to the licensed products.

     In consideration for rights granted under the Exclusive Licensing Agreement, we agreed to pay Hotway $10,000 for each country listed above, or a total of $330,000. The payments must be paid to Hotway by March 9, 2005. To date, we have not made any of these payments. We also agreed to: (a) sell a minimum of 2,000 bottles/60 capsules of the licensed products within 6-12 months after March 9, 2004; (b) manage marketing programs for the licensed products within 3-6 months after March 9, 2004; (c) maintain sales of a minimum of 6,000 bottles/60 capsules annually for each above-listed country within 6-12 months after March 9, 2004; and (d) sell a minimum of 200kg/month of raw materials in Canada within 6-12 months after March 9, 2004. To date, we have not satisfied these requirements. We expect to begin meeting these requirements in the upcoming six to eighteen months. In connection with the Exclusive Licensing Agreement, we entered into a Confidentiality Agreement with Hotway, by which Hotway has agreed not to disclose any data, records, reports, calculations, documents and any other confidential information provide to Hotway by China Health Holding.

     Our management believes the terms of the Exclusive Licensing Agreement are on terms at least as favorable as could have been obtained from unrelated third parties.

Exclusive Licensing Agreement for De-Daibe and Depressor Herbs

     On March 9, 2004, we entered into an Exclusive Licensing Agreement with Hotway, by which Hotway has granted us exclusive licenses to De-Daibe and Depressor Herbs neutraceutical products for a term of twenty years in the following countries: United States, Canada, Argentina, Brazil, Columbia, Chile, Uruguay, Paraguay, England, France, Germany, Italy, Spain, Holland, Poland, Switzerland, Sweden, Australia, Monaco, Norway, Denmark, Austria, Ireland, Israel, Kuwait, Iran, Hong Kong, Japan, Malaise, Singapore, India, Indonesia and the People's Republic of China. The Exclusive Licensing Agreement grants us: (a) the exclusive license to utilize the De-Daibe and Depressor Herbs neutraceutical products and their raw materials in the above-listed territories; (b) the exclusive rights to register the Trademarks/Trade Names of the products under our name in each of the above-listed territories; (c) the exclusive license to use, replicate, copy, modify, adopt and manufacture the products for the purpose of developing derivative products by modifying, refining, upgrading, or improving the licensed property; and (d) the exclusive rights to the licensed products' ingredients. In addition, Hotway granted us a right of first refusal to acquire any new products developed by Hotway after March 9, 2004. Upon expiration of the Exclusive Licensing Agreement, Hotway will own the rights to any modifications, upgrades or improvements made to the licensed products.

     In consideration for rights granted under the Exclusive Licensing Agreement, we agreed to pay Hotway $10,000 for each country listed above, or a total of $330,000. Under the terms of the two license agreements with Hotway, we are required to pay Hotway an aggregate of $660,000. The payments must be paid to Hotway by March 9, 2005. To date, we have not made any of these payments. We also agreed to: (a) sell a minimum of 2,000 bottles/60 capsules of the licensed products within 6-12 months after March 9, 2004; (b) manage marketing programs for the licensed products within 3-6 months after March 9, 2004; (c) maintain sales of a minimum of 6,000 bottles/60 capsules annually for each above-listed country within 6-12 months after March 9, 2004; and (d) sell a minimum of 200kg/month of raw materials in Canada within 6-12 months after March 9, 2004. To date, we have not satisfied these requirements. We expect to begin meeting these requirements in the upcoming six to eighteen months.

     Our management believes the terms of this Exclusive Licensing Agreement are on terms at least as favorable as could have been obtained from unrelated third parties.

Amendment to Exclusive Licensing Agreements

     On November 2, 2004, we entered into an agreement with Hotway to amend the Exclusive Licensing Agreements for the 19 Cordyceps products and the De-Daibe and Depressor Herbs products. The agreement amended the consideration that we owe to Hotway under the Exclusive Licensing Agreements as follows: (1) we shall issue to Hotway 760,000 shares of our common stock; and (2) pay an aggregate of $100,000 to Hotway no later than 90 days after our common stock has been approved for quotation on the OTC Bulletin Board. Other than this consideration, we are not required to make any other royalty payments to Hotway. In the event that we do not pay or issue this consideration to Hotway, then the Exclusive Licensing Agreements will terminate and all other obligations under the Exclusive Licensing Agreements will terminate. This amendment supercedes the previous consideration that we owed to Hotway under the Exclusive Licensing Agreements. Accordingly, we do not owe Hotway an aggregate of $660,000 as described above. The amendment also provides that we shall have the exclusive licensing rights on any future improvements to the products that are licensed to us under the Exclusive Licensing Agreements. Our management believes the amendments to these Exclusive Licensing Agreements are on terms at least as favorable as could have been obtained from unrelated third parties.

Manufacturing Agreement

     On June 8, 2004, we entered into a Manufacturing Agreement with Hotway Neutraceuticals Canada Co. Ltd. Hotway has agreed to manufacture certain herbal ingredients and supplements for our private label brand. The term of this Manufacturing Agreement is for five years, with an option of both parties to renew for another five years upon written notice given at least ninety days before expiration of the term. Hotway has agreed to manufacture certain products for our three products lines at prices to be agreed upon from time to time in the future. If the parties are not able to agree on prices and minimum order amounts for a particular product, then we have the right to have the product manufactured by another company. Hotway has the exclusive right to manufacture the products that Hotway has licensed to us under the Exclusive Licensing Agreements. However this exclusivity shall only apply so long as: (a) the parties have agreed on price and Hotway has not served any notice on us of any intended price increase; and (b) to the extent that Hotway has limited quantities, we may obtain excess quantities from other suppliers. Notwithstanding the exclusivity provision of the Manufacturing Agreement, the final packaging will be completed by GFR Pharma Ltd., as described below. If Hotway does not deliver an order within ten weeks from receipt of the order and Hotway does not remedy the failure to deliver within 30 days of notice, then Hotway will no longer have the exclusive right to manufacture our products.

     China Health Holding is responsible for any damages, directly or indirectly related to: (a) all formulas owned by China Health Holding; (b) the design, content, description, ingredient listing and layout of all labels supplied by China Health Holding; (c) any patent violations where the product formulation was provided by China Health Holding; and (d) any breach of the Manufacturing Agreement. Hotway warrants that the products manufactured by it will meet China Health Holding's specifications. In addition, Hotway is responsible for any damages, directly or indirectly related to: (a) contamination of ingredients in any products manufactured by Hotway beyond that permitted by applicable laws;
(b) all formulas owned by Hotway; (c) non-compliance with any laws, ordinances, regulations or requirements of any federal, provincial, municipal or other authority in the manufacture of products by Hotway; (d) incorrect labeling of ingredients contained in the products; (e) violation of any patents in relation to products where the formulation was created by Hotway; and (f) any breach of the Manufacturing Agreement. Hotway and China Health Holding are each required to maintain comprehensive bodily injury, property damage and product liability insurance applying to their respective operations and any of their employees or agents for an amount of not less than $2,000,000 per occurrence or such higher amount that the other party reasonably requires, with a deductible of no more than $5,000, during the term of the Manufacturing Agreement.

     If either party materially defaults on the terms of the Manufacturing Agreement, the non-defaulting party may give notice to the defaulting party to remedy the default. The defaulting party thereafter has 30 days to remedy the default. In the event the defaulting party does not remedy the default within such period, the non-defaulting party has the right to terminate the Manufacturing Agreement upon seven days written notice to the defaulting party. Notwithstanding these notice provisions, in the event of bankruptcy or insolvency of the defaulting party, or the assignment of the Manufacturing Agreement without the consent of the other party, the Manufacturing Agreement may be terminated immediately.

     Our management believes the terms of the Manufacturing Agreement are on terms at least as favorable as could have been obtained from unrelated third parties.

Item 13.          Exhibits.

Exhibit Number
                                   Description
------------------ ------------------------------------------------------------------------------------------------
3.01               Articles of  Incorporation  of the A E&E Pharma  Corporation  (Incorporated by reference to the
                   Company's registration statement on Form SB-2 (File No. 333-119034),  filed with the Securities and Exchange Commission on September 16, 2004)
3.02               Certificate of Amendment to Articles of  Incorporation,  changing name to China Health Holding,
                   Inc.  (Incorporated by reference to the Company's registration statement on Form SB-2 (File No.
                   333-119034), filed with the Securities and Exchange Commission on September 16, 2004)
3.03               Certificate  of Amendment to Articles of  Incorporation  increasing  the  Company's  authorized shares of common stock
3.04               Bylaws  (Incorporated by reference to the Company's  registration  statement on Form SB-2 (File
                   No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)
10.01              Purchase Agreement,  dated May 1, 2004, between A E&E Pharma  Corporation,  Julianna (Jenny) Lu and Xiao Fei Yu  (Incorporated  by reference to the  Company's  registration  statement on Form
                   SB-2 (File No. 333-119034),  filed with the Securities and Exchange Commission on September 16,
                   2004)
10.02              Amended and Restated  Intellectual  Property Purchase Agreement,  dated August 8, 2004, between
                   China Health Holding,  Inc.,  Julianna (Jenny) Lu and Xiao Fei Yu (Incorporated by reference to the  Company's  registration  statement  on Form SB-2  (File No.  333-119034),  filed  with the
                   Securities and Exchange Commission on September 16, 2004)
10.03              Exclusive Licensing  Agreement for 19 Cordyceps  Products,  dated March 9, 2004, between Hotway
                   Nutraceutical  Canada Co., Ltd. and A E&E Pharma Corporation  (Incorporated by reference to the
                   Company's registration statement on Form SB-2 (File No. 333-119034),  filed with the Securities and Exchange Commission on September 16, 2004)
10.04              Exclusive  Licensing  Agreement for De-Daibe and Depressor Herbs,  dated March 9, 2004, between
                   Hotway Nutraceutical  Canada Co., Ltd. and A E&E Pharma Corporation  (Incorporated by reference to the  Company's  registration  statement on Form SB-2 (File No.  333-119034),  filed with the
                   Securities and Exchange Commission on September 16, 2004)
10.05              Manufacturing  Agreement,  dated June 8, 2004,  between China Health  Holding,  Inc. and Hotway
                   Nutraceutical  Canada Co.,  Ltd.  (Incorporated  by  reference  to the  Company's  registration statement  on Form  SB-2  (File  No.  333-119034),  filed  with  the  Securities  and  Exchange
                   Commission on September 16, 2004)
10.06              Manufacturing Agreement,  dated February 9, 2004, between Canadian  Phytopharmaceuticals  Corp.
                   and A  E&E  Pharma  Corporation  (Incorporated  by  reference  to  the  Company's  registration statement  on Form  SB-2  (File  No.  333-119034),  filed  with  the  Securities  and  Exchange
                   Commission on September 16, 2004)
10.07              Manufacturing Agreement, dated April 8, 2004, between A
                   E&E Pharma Corporation and GFR Pharma, Ltd. (Incorporated
                   by reference to the Company's registration statement on
                   Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)
10.08              Lease Agreement,  dated May 11, 2004,  between A E&E Pharma  Corporation and Insignia Corporate
                   Establishments  (Eight) Inc. (Incorporated by reference to the Company's registration statement on Form SB-2 (File No.  333-119034),  filed with the  Securities  and  Exchange  Commission  on
                   September 16, 2004)
10.09              Executive  Management  Services  Agreement,  dated June 1, 2004,  between China Health Holding,
                   Inc.  and  Julianna  (Jenny)  Lu  (Incorporated  by  reference  to the  Company's  registration statement  on Form  SB-2  (File  No.  333-119034),  filed  with  the  Securities  and  Exchange
                   Commission on September 16, 2004)
10.10              Director Services  Agreement,  dated May 26, 2004, between China Health Holding,  Inc. and Xiao
                   Fei Yu  (Incorporated by reference to the Company's  registration  statement on Form SB-2 (File
                   No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)
10.11              Consulting Services Agreement,  dated June 8, 2004, between China Health Holding, Inc. and Xiao
                   Fei Yu  (Incorporated by reference to the Company's  registration  statement on Form SB-2 (File
                   No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)
10.12              Director Consulting Services Agreement,  dated July 8, 2004, between China Health Holding, Inc.
                   and Dick Wu  (Incorporated  by reference to the Company's  registration  statement on Form SB-2
                   (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)
10.13              Management  Services  Agreement,  dated July 9, 2004,  between China Health  Holding,  Inc. and
                   Kenneth  Douglas  (Incorporated  by reference to the Company's  registration  statement on Form
                   SB-2 (File No. 333-119034),  filed with the Securities and Exchange Commission on September 16,
                   2004)


10.14              Consulting  Agreement,  dated August 8, 2004,  between China Health Holding,  Inc. and National
                   Media  Associates  (Incorporated by reference to the Company's  registration  statement on Form
                   SB-2 (File No. 333-119034),  filed with the Securities and Exchange Commission on September 16,
                   2004)
10.15              Amendment  No. 1 to  Consulting  Agreement,  dated  September  6, 2004,  between  China  Health
                   Holding,  Inc. and  National  Media  Associates  (Incorporated  by  reference to the  Company's registration  statement  on Form SB-2  (File No.  333-119034),  filed with the  Securities  and
                   Exchange Commission on September 16, 2004)
10.16              Letter Agreement,  dated November 2, 2004,  amending the Exclusive  Licensing  Agreement for 19
                   Cordyceps  Products and the Exclusive  Licensing  Agreement  for De-Daibe and  Depressor  Herbs
                   between Hotway  Nutraceutical  Canada Co., Ltd. and A E&E Pharma  Corporation  (Incorporated by
                   reference to the Company's  registration  statement on Form SB-2 (File No.  333-119034),  filed with the Securities and Exchange Commission on November 22, 2004)
10.17              Lease  Agreement,  dated  October 20, 2004,  between  China Health  Holding,  Inc. and Insignia
                   Office  Centers  (Vancouver),  Inc.  (Incorporated  by reference to the Company's  registration statement  on Form  SB-2  (File  No.  333-119034),  filed  with  the  Securities  and  Exchange
                   Commission on November 22, 2004)
10.18              Management  Consulting  Agreement,  dated November 8, 2004, between China Health Holding,  Inc.
                   and Dr. Wu,  Xiannan  (David Woo)  (Incorporated  by  reference to the  Company's  registration statement  on Form  SB-2  (File  No.  333-119034),  filed  with  the  Securities  and  Exchange
                   Commission on November 22, 2004)
10.19              Amendment dated October 3, 2004 to Director Consulting  Agreement between China Health Holding,
                   Inc. and Dick Wu  (Incorporated  by reference to the Company's  registration  statement on Form
                   SB-2 (File No.  333-119034),  filed with the Securities and Exchange Commission on November 22,
                   2004)
10.20              Amendment  dated  October 6, 2004 to  Management  Consulting  Agreement  between  China  Health
                   Holding,  Inc.  and  Xiao Fei Yu  (Incorporated  by  reference  to the  Company's  registration statement  on Form  SB-2  (File  No.  333-119034),  filed  with  the  Securities  and  Exchange
                   Commission on November 22, 2004)
10.21              Management  Consulting  Services  Agreement,  dated  November  16, 2004,  between  China Health
                   Holding,  Inc. and James H. Simpson  (Incorporated  by reference to the Company's  registration statement  on Form  SB-2  (File  No.  333-119034),  filed  with  the  Securities  and  Exchange
                   Commission on November 22, 2004)
14.1               Code of Ethics
31.1               Certification by Chief Executive  Officer/Chief  Financial Officer,  required by Rule 13a-14(a)
                   or  Rule  15d-14(a)  of  the  Exchange  Act,   promulgated  pursuant  to  Section  302  of  the
                   Sarbanes-Oxley Act of 2002
32.1               Certification by Chief Executive Officer/Chief Financial
                   Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of
                   the Exchange Act and Section 1350 of Chapter 63 of Title
                   18 of the United States Code, promulgated pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.          Principal Accountant Fees and Services.

Audit Fees

     The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $10,000 and $7,500 for the years ended December 31, 2004 and December 31, 2003, respectively.

Audit Related Fees

     We incurred fees of $6,365 and $1,455 for the years ended December 31, 2004 and December 31, 2003, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

All Other Fees

     We did not incur any other fees for professional services rendered by our principal accountants during the years ended December 31, 2004 and December 31, 2003.


Audit Committee Pre-Approval Policies and Procedures

     Not applicable.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHINA HEALTH HOLDING, INC.


 Dated:   March 30, 2005           By: /s/ Julianna Lu
                                           -----------------------------------
                                           Julianna (Jenny) Lu
                                           Chief Executive Officer, Principal
                                           Financial Officer, Principal
                                           Accounting Officer, Treasurer and
                                           Chairman of the Board of Directors

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                 TITLE                                   DATE
---------                 -----                                   ----


/s/ Julianna Lu           Chairman of the Board of Directors      March 30, 2005
    -------------------
    Julianna (Jenny) Lu


/s/ Xiao Fei Yu           Director                                March 30, 2005
    -----------
    Xiao Fei Yu


/s/ Dick Wu               Director                                March 30, 2005
    -------
    Dick Wu

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)

                          (a development stage company)

                              FINANCIAL STATEMENTS


                           DECEMBER 31, 2004 AND 2003







    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    BALANCE SHEETS

    STATEMENTS OF OPERATIONS

    STATEMENT OF STOCKHOLDERS' EQUITY

    STATEMENTS OF CASH FLOWS

    NOTES TO FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of China Health Holding Inc. (formerly A E & E Pharma Corporation):

We have audited the balance sheets of China Health Holding Inc. (a development stage company) as at December 31, 2004 and 2003, and the statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and December 31, 2003 and for the period from April 3, 2002 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows and the changes in stockholders' equity for the years ended December 31, 2004 and December 31, 2003, and for the period from April 3, 2002 (inception) to December 31, 2004 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) to the financial statements, the Company has a working capital deficiency, a capital deficiency, has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                           /s/ Dale Matheson Carr-Hilton Labonte
                                               --------------------------------
Vancouver, B.C.                                DALE MATHESON CARR-HILTON LABONTE
March 28, 2005                                             CHARTERED ACCOUNTANTS

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                                 BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                               Dec 31,             Dec. 31,
                                                                                                2004                 2003
                                                                                                  $                    $
------------------------------------------------------------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
    Cash                                                                                          3,511                  282
    Prepaid expenses (Note 6 and 7)                                                             349,750                  772
                                                                                                --------             --------
                                                                                                353,261                1,054

FIXED ASSETS, net of depreciation (Note 4)                                                        5,132                2,294

INTANGIBLE ASSETS (Note 3)                                                                            2                    -

                                                                                                358,395                3,348
                                   LIABILITIES

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                                     24,172               14,677
     Due to shareholders (Note 5)                                                               335,014               85,725
                                                                                                --------             --------
                                                                                                359,186              100,402
                                                                                                --------             --------
                            STOCKHOLDERS' DEFICIENCY

STOCKHOLDERS' EQUITY (Note 6 and 11)
       Common stock, $0.001 par value, 55,000,000 shares authorized
          36,522,700 (2003 - 29,165,000) shares
          issued and outstanding                                                                 36,523               29,165
       Preferred stock, $0.001 par value, 20,000,000 shares authorized,
          Nil shares issued and outstanding                                                           -                    -
       Additional paid-in capital                                                             2,293,570              105,185
       Deficit accumulated during the development stage                                      (2,319,622)            (221,346)
       Accumulated other comprehensive (loss) income                                            (11,262)             (10,058)
                                                                                                --------             --------
                                                                                                   (791)             (97,054)


                                                                                                358,395                3,348

GOING CONCERN (Note 2(a))
COMMITMENTS (Note 3 and 9)


    The accompanying notes are an integral part of these financial statements

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       April 3, 2002
                                                              Year ended            Year ended         (inception) to
                                                             Dec. 31, 2004         Dec. 31, 2003         Dec. 31, 2004
                                                                   $                    $                    $

------------------------------------------------------------------------------------------------------------------------------------

SALES                                                               7,305                 -                 7,305
                                                                ----------           ----------         ----------

EXPENSES
       Advertising and promotion                                                        17,126             47,010
                                                                   17,968
       Amortization of intangible assets                            7,125                    -              7,125
       Consulting fees (Note 6 and 7)                                                    6,836            431,136
                                                                  424,300
       Depreciation of tangible assets                                                     129              1,012
                                                                      883
       Impairment of licensing rights (Note 3)                    182,874                    -            182,874
       Interest and bank charges (Note 8)                                                5,840             26,116
                                                                   19,973
       Loss on settlement of debts and issuance of shares
       (Notes 7 and 12)                                            29,297               41,108             70,405
       Management fees (Note 6)                                                         60,000            809,000
                                                                  704,000
       Office                                                                            2,156             13,582
                                                                    8,609
       Professional fees (Note 7)                                                        1,428            326,044
                                                                  319,206
       Rent                                                                             12,359             32,681
                                                                   15,595
       Research and development (Note 3)                          366,306                    -            366,306
       Travel                                                                              161              8,421
                                                                    8,060
       Vehicle                                                      1,385                2,530              5,215
                                                                ----------           ----------         ----------
                                                                2,105,581              149,673          2,326,927
                                                                ----------           ----------         ----------



NET LOSS FOR THE YEAR                                           2,098,276              149,673          2,319,622


BASIC NET LOSS PER SHARE                                            $0.06                $0.01


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           33,176,051           23,621,384


    The accompanying notes are an integral part of these financial statements

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM APRIL 3, 2002 (INCEPTION) TO DECEMBER 31, 2004

                                                                                          Deficit
                                                                                         Accumulated       Accumulated
                                                                        Additional         During            Other
                                               Common Stock              Paid in        Development      Comprehensive
                                          Number of       Amount         Capital           Stage          Income (loss)    Total
                                            shares          $               $                $                   $           $
------------------------------------------------------------------------------------------------------------------------------------
Issued for cash at average
of $0.0026 per share                        22,895,000       22,895         35,805                -               -        58,700

Net loss for the period                              -            -              -          (71,673)              -       (71,673)

Currency translation adjustment                      -            -              -                -             532           532

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                  22,895,000       22,895         35,805          (71,673)            532       (12,441)

Issued for cash at an average of
$0.013 per share                             2,530,000        2,530         29,770                -               -        32,300
Issued for debt at an average of
$0.01 per share                              3,650,000        3,650         32,850                -               -        36,500
Issued for consulting services at
an average of per share $0.076                  90,000           90          6,760                -               -         6.850
Net loss for the year                                -            -              -         (149,673)              -      (149,673)
Currency translation adjustment                      -            -              -                -         (10,590)      (10,590)

------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                  29,165,000       29,165        105,185         (221,346)        (10,058)      (97,054)

Issued for cash at an average of
$0.10 per share                              1,356,700        1,357        129,464                -               -       130,821
Issued for debt at $0.06 per share             310,000          310         18,490                -               -        18,800
Issued for consulting, professional
and other services at an average of
$0.25 per share                              2,231,000        2,231        547,584                -               -       549,815
Issued for intellectual property
(Note 3)                                     2,200,000        2,200        189,107                -               -       191,307
Issued for licensing rights (Note 3)           760,000          760        189,240                -               -       190,000
Exercise of options an average of
$0.13 per share                                500,000          500         64,500                -               -        65,000
Stock-based compensation                             -            -      1,050,000                -               -     1,050,000
Net loss for the year                                -            -              -       (2,098,276)              -    (2,098,276)
Currency translation adjustment                      -            -              -                -          (1,204)       (1,204)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                  36,522,700       36,523      2,293,570       (2,319,622)        (11,262)         (791)


    The accompanying notes are an integral part of these financial statements

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS


                                                                                                       April 3, 2002
                                                                 Year ended           Year ended       (Inception) to
                                                                Dec 31, 2004        Dec. 31, 2003      Dec. 31, 2004
                                                                     $                     $                  $
                                                                 ------------         -----------         ------------
OPERATING ACTIVITIES
       Net loss                                                   (2,098,276)           (149,673)          (2,319,622)
       Items not affecting cash
          Accrued interest                                            19,734               5,119               24,853
          Amortization of intangible assets                            7,125                   -                7,125
          Depreciation of tangible assets                                883                 129                1,012
          Impairment of licensing rights                             182,874                   -              182,874
          Loss on settlement of debts and
            issuance of shares                                        29,297              41,108               70,405
          Non cash expenses                                          795,544              70,850              862,394
          Stock-based compensation                                   909,375                   -              909,375
                                                                 ------------         -----------         ------------
                                                                    (153,444)            (32,467)            (261,584)

       Changes in non-cash working capital
          Prepaid expenses                                               (60)               (138)                (832)
          Accounts payable                                            17,876              12,467               32,553
                                                                 ------------         -----------         ------------
                                                                    (135,628)            (20,138)            (229,863)
                                                                 ------------         -----------         ------------

INVESTING ACTIVITIES
       Purchase of fixed assets                                       (3,721)             (2,423)              (6,144)
                                                                 ------------         -----------         ------------
                                                                      (3,721)             (2,423)              (6,144)
                                                                 ------------         -----------         ------------

FINANCING ACTIVITIES
       Issuance of common stock                                      178,305              27,692              268,697
       Net (repayment) advances from shareholders                    (34,523)              5,600              (17,917)
                                                                 ------------         -----------         ------------
                                                                     143,782              33,292              250,780
                                                                 ------------         -----------         ------------

EFFECT OF EXCHANGE RATE CHANGES                                       (1,204)            (10,590)             (11,262)
                                                                 ------------         -----------         ------------

INCREASE IN CASH                                                       3,229                 141                3,511

CASH, BEGINNING OF YEAR                                                  282                 141                    -


CASH, END OF YEAR                                                      3,511                 282                3,511


SUPPLEMENTARY NON-CASH INFORMATION (Note 7)


    The accompanying notes are an integral part of these financial statements

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION


     China Health Holding Inc. (the "Company") is a Nevada company incorporated on April 3, 2002 as A E&E Pharma Corporation. The Company changed its name to China Health Holding Inc. on May 25, 2004. The Company is a development stage company that was formed to market and distribute proprietary natural medicinal products. The Company's product line includes King of Herbs-based products and a line of natural multi-vitamins and supplements. All of the Company's products are based on traditional Chinese medicine and the principals of Taoism (see Note 3).

     Subsequent to the year end, the Company completed a form SB2 registration statement with the United States Securities and Exchange Commission and has made an application with the NASD for the listing of the Company's shares for trading on the Over the Counter Bulletin Board ("OTCBB').


2. SIGNIFICANT ACCOUNTING POLICIES


     a)   Basis of presentation

     These financial statements have been presented in U.S. dollars and prepared in accordance with United States Generally Accepted Accounting Principles ("US GAAP"). The Company's year end is December 31.

     The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern.

     The Company will depend almost exclusively on outside capital to complete the development and marketing of its intellectual property. Such outside capital will include the sale of additional stock and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

     Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

     b)   Use of estimates and assumptions

     Preparation of the Company's financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



2.    SIGNIFICANT ACCOUNTING POLICIES - CONT'D


     c)   Prepaid expenses

     The Company records as prepaid expenses amounts paid in advance for which the associated expense will be incurred in a subsequent period.


     d)   Fixed assets

     Fixed assets are stated at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets:

                        Computer - 30% declining balance
                        Furniture and fixtures - 20% declining balance

     e)   Intangible assets

     The Company has adopted the provision of the Statement of Financial Accounting Standards No. 142 ("SFAS No.142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized and are to be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value of the Company.

     As at December 31, 2004 management has determined that the Company's proprietary rights and formulas described in Note 3 a) have indefinite lives and as such are not subject to amortization and further that no impairment of the carrying value of these intangible assets has occurred.

     Costs incurred in connection with the licence agreements entered into as described in Note 3 b) would normally be amortized on a straight-line basis over the term of the underlying licence agreements and then tested for impairment  annually  in  accordance  with  SFAS 144,  "Accounting  for the
     Impairment on Disposal of Long-Lived Assets" (SFAS No.144). The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset. As at December 31, 2004, management has determined that it is not possible at this time to estimate future cash flows from this asset and has recorded an impairment charge of $182,874 to reduce the carrying value of these intangible assets to $1.

     f)   Revenue Recognition

     The Company's revenue is primarily derived from the sale of herbal medicinal products and natural food supplements. The Company records revenue when the amount is fixed or determinable, delivery has occurred or services have been performed and both title and risk of loss have transferred to the customer, and collection is reasonably assured.

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



2.    SIGNIFICANT ACCOUNTING POLICIES - CONT'D


     g)   Fair value of financial instruments

     In accordance with the requirements of SFAS No.107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash, prepaid expenses, loans and accounts payable and due to related parties, approximate carrying value due to the short-term maturity of the instruments.

     h)   Foreign currency translation

     The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No.52, "Foreign Currency Translation" (SFAS No.52), foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

     i)   Income taxes

     The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2004 full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

     j)   Net loss per common share

     Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings
     (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is only of basic loss per share as the potentially dilutive factors are anti-dilutive to basic loss per share.

     k)   Stock-based compensation

     In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148"), an amendment of Financial
     Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002.

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



2.    SIGNIFICANT ACCOUNTING POLICIES - CONT'D


     k)   Stock-based compensation - cont'd

     The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No.25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past service and pro-rata for future service over the option-vesting period.

     In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

     The Company accounts for equity instruments in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

     l)   Recent accounting pronouncements

     In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares of otherwise, that is mandatory redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entity. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No.150 did not affect the Company's financial position or results of operations.

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



2.      SIGNIFICANT ACCOUNTING POLICIES - CONT'D


     l)   Recent accounting pronouncements - cont'd

     In January 2003, the FASB issued FASB Interpretation No.46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletins ("ARB") No.51, Consolidated Financial Statements ("FIN 46"). FIN 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 did not affect the Company's financial position or results of operations.

     In December 2003, the FASB issued FASB Interpretations No. 46 (Revised December 2003) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46R"). FIN 46R is an update of FIN 46 and contains different implementation dates based on the types of entities subject to the standard and based on whether a company has adopted FIN 46. The Company does not expect the adoption FIN 46R will have a material impact on the Company's financial position or results of operations.


     In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements

     In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for the interim period beginning after December 15, 2005. Management is currently evaluating the impact of this standard on the Company's financial condition and results of operations.


     In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153") SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial condition or results of operations.

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



3.   INTANGIBLE ASSETS


     a)   Asset purchase agreement

     Pursuant to an asset purchase agreement dated May 1, 2004, the Company acquired from the Company's President and a significant shareholder proprietary rights and formulas to the 26 natural herbal medicinal products that comprise the King of Herbs and Taoist Medicine product lines. In exchange for the proprietary rights and formulas to these products, the Company agreed to pay total consideration as follows:

           - 2,200,000 common shares at a fair value
              of $0.087 per share                                  $191,307
           -  Promissory notes payable to shareholders (Note 5)     175,000
                                                                   --------
                                                                   $366,307
                                                                   ========

     In addition, the Company agreed to pay the vendors a combined total royalty equal to 5% of annual gross sales of the products until May 1, 2009.

     For accounting purposes, the Company has recorded the cost of acquiring the proprietary rights and formulas as intangible assets at the related party vendor's carrying value of $1. The excess of the purchase price over the carrying value of the intangible assets totalling $366,306 has been expensed as incurred during the year as research and development costs.

     b)   Licensing rights agreement

     On March 9, 2004, the Company entered into an initial licensing agreement with Hotway Nutraceuticals Canada Co., Ltd. ("Hotway"), a British Columbia company (the "Cordyceps Agreement"). Under this agreement Hotway has granted the Company exclusive licenses to 19 cordyceps products for a term of twenty years in the following countries: United States, Canada,
     Argentina, Brazil, Columbia, Chile, Uruguay, Paraguay, England, France, Germany, Italy, Spain, Holland, Poland, Switzerland, Sweden, Australia, Monaco, Norway, Denmark, Austria, Ireland, Israel, Kuwait, Iran, Hong Kong, Japan, Malaise, Singapore, India, Indonesia and the People's Republic of China. The licensing agreement grants the Company (a) the exclusive license to utilize 19 neutraceutical products and their raw materials in the above-listed territories; (b) the exclusive rights to register the Trademarks/Trade Names of the products under the Company's name in each of the above-listed territories; (c) the exclusive license to use, replicate, copy, modify, adopt and manufacture the products for the purpose of developing derivative products by modifying, refining, upgrading, or improving the licensed property; and (d) the exclusive rights to the licensed products' ingredients. In addition, Hotway granted the Company a right of first refusal to acquire any new products developed by Hotway after January 9, 2004. In consideration for rights granted under the licensing agreement, the Company agreed to pay Hotway $10,000 for each country listed above, for a total of $330,000, originally due to Hotway by March 9, 2005. The Company also agreed to: (a) sell a minimum of 2,000 bottles/60 capsules of the licensed products within 6-12 months after March 9, 2004; (b) manage marketing programs for the licensed products within 3-6 months after March 9, 2004; (c) maintain sales of a minimum of 6,000 bottles/60 capsules annually for each above-listed country within 6-12 months after March 9, 2004; and (d) sell a minimum of 200kg/month of raw materials in Canada within 6-12 months after March 9, 2004.

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



3.    INTANGIBLE ASSETS - CONT'D


     b)      Licensing rights agreement - cont'd

     On March 9, 2004, the Company entered into a licensing agreement with Hotway (the "De-Daibe Agreement"), which grants the Company exclusive licenses to De-Daibe and Depressor Herbs neutraceutical products for a term of twenty years in the following countries: United States, Canada, Argentina, Brazil, Columbia, Chile, Uruguay, Paraguay, England, France, Germany, Italy, Spain, Holland, Poland, Switzerland, Sweden, Australia, Monaco, Norway, Denmark, Austria, Ireland, Israel, Kuwait, Iran, Hong Kong, Japan, Malaise, Singapore, India, Indonesia and the People's Republic of China. This licensing agreement grants the Company (a) the exclusive license to utilize the De-Daibe and Depressor Herbs neutraceutical products and their raw materials in the above-listed territories; (b) the exclusive rights to register the Trademarks/Trade Names of the products under the Company's name in each of the above-listed territories; (c) the exclusive license to use, replicate, copy, modify, adopt and manufacture the products for the purpose of developing derivative products by modifying, refining, upgrading, or improving the licensed property; and (d) the exclusive rights to the licensed products' ingredients. In addition, Hotway granted the Company a right of first refusal to acquire any new products developed by Hotway after March 9, 2004. In consideration for rights granted under this licensing agreement, the Company agreed to pay Hotway $10,000 for each country listed above, for a total of $330,000 originally due to Hotway by March 9, 2005. The Company also agreed to: (a) sell a minimum of 2,000 bottles/60 capsules of the licensed products within 6-12 months after March 9, 2004; (b) manage marketing programs for the licensed products within 3-6 months after March 9, 2004; (c) maintain sales of a minimum of 6,000 bottles/60 capsules annually for each above-listed country within 6-12 months after March 9, 2004; and (d) sell a minimum of 200kg/month of raw materials in Canada within 6-12 months after March 9, 2004.

     Under the terms of the original Cordyceps and De-Daibe agreements ("Exclusive Licensing Agreements"), if the Company fails to meet any of the licensing commitments, the license agreements will terminate and all
     obligations  under  the  agreements  terminate.   Upon  expiration  of  the
     Exclusive Licensing agreements Hotway will own the rights to any modifications, upgrades or improvements made to the licensed products.

     On November 2, 2004, the Company entered into an agreement with Hotway to amend the Exclusive Licensing Agreements (the "Amending Agreement"). The Amending Agreement amended certain payment terms under the Exclusive Licensing Agreements as follows: (1) the Company shall issue to Hotway 760,000 shares of common stock; and (2) pay an aggregate of $100,000 to Hotway no later than 90 days after the Company's common stock has been approved for quotation on the OTC Bulletin Board. Other than this consideration, the Company is not required to make royalty or any other payments of any kind to Hotway in respect of the Exclusive Licensing agreements. In the event that the Company does not pay or issue this consideration to Hotway, then the Exclusive Licensing Agreements will terminate and all other obligations under the Exclusive Licensing Agreements will terminate. This amendment supercedes the previous consideration that the Company owed to Hotway under the Exclusive Licensing Agreements. The amendment also provides that the Company shall have the exclusive licensing rights on any future improvements to the products that are licensed to the Company under the Exclusive Licensing Agreements.

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



3.    INTANGIBLE ASSETS - CONT'D


     b) Licensing rights agreement - cont'd

     On November 2, 2004, 760,000 common shares with a fair value of $0.25 each were issued to Hotway representing total consideration of $190,000 paid in respect of these licences. The Company recorded amortization of $7,125 to December 31, 2004. Management has determined that it is not possible at this time to estimate future cash flows to be generated from these licences and accordingly an impairment charge equal to the unamortized balance of $182,874 has been recorded leaving a carrying value of $1.



4.   FIXED ASSETS



                                                     Dec. 31,         Dec.31,
                                                       2004            2003
                                                         $               $
                                                    ----------    ----------
           Computer
                                                        5,766         2,423
           Furniture and Fixtures
                                                          378             -
                                                    ----------    ----------
                                                        6,144         2,423


           Less:  accumulated depreciation             (1,012)         (129)
                                                    ----------    ----------


                                                        5,132          2,294
                                                    ==========    ==========




5.   DUE TO SHAREHOLDERS


     The amount due to shareholders bears interest at 10% per annum, is unsecured and has no specific terms of repayment (Note 8). Of the total amount due, $175,000 is supported by promissory notes.

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



6.   CAPITAL STOCK


     The authorized capital of the Company consists of 55,000,000 voting common shares with $0.001 par value and 20,000,000 voting preferred shares with $0.001 par value (see Note 11- Subsequent Events).

     The Company has granted stock options as follows:

<


                                                                                           Weighted  Average
                                                        Number of      Weighted Average       Remaining
                                                         Options        Exercise price     Contractual Life

         Balance December 31, 2003                                    -              -             -

         Issued during the year                             7,500,000             0.11             -
         Exercised during the year                           (500,000)            0.10             -
         Cancelled during the year                           (400,000)            0.10             _
                                                     ------------------------------------------------------

         Balance, December 31, 2004                         6,600,000             0.11    3.33 years
                                                     ======================================================


Details concerning stock options granted in 2004 are provided below:

     a) the Company granted 3,300,000 stock options to the Company's President with exercise prices of ranging from $0.05 to $0.10 subject to immediate vesting. The intrinsic value of these options at the date of grant was estimated to be $535,000 and was recorded as management fees and is in respect of services provided to the Company by the President from inception on April 3, 2002 to December 31, 2004.

     b) the Company granted 2,050,000 stock options to consultants, directors and officers with an exercise price of $0.10 subject to immediate vesting. The intrinsic value of these options at the date of grant was estimated to be $307,500 of which $255,000 was recorded as consulting fees and $52,500 was recorded as management fees.

     c) the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.10 per share subject to immediate vesting. These options were granted in respect of a contract that required services to be performed over a two year term. The intrinsic value of these options at the date of grant was estimated to be $150,000 of which $9,375 was recorded as a consulting fee and $140,625 was recorded as a prepaid expense.

     d) the Company granted 1,150,000 stock options to consultants, directors and officers with an exercise price of $0.20 subject to immediate vesting. The intrinsic value of these options at the date of grant was estimated to be $57,500 of which $25,000 was recorded as consulting fees and $32,500 was recorded as management fees.

     e)   the Company cancelled 400,000 stock options issued to an officer.

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



6.   CAPITAL STOCK - CONT'D


     In connection with the granting of the above options, the Company expensed the fair value of the options which was limited to their estimated intrinsic values. The Company determined that there was no additional fair value resulting from application of the fair value method using the Black Scholes option pricing model as there was no established market for trading in the Company's shares and, as such, the volatility factor was 0%. Accordingly, with respect to options granted to employees, officers and directors, no additional pro-forma fair value information has been provided.

     The Company has issued share purchase warrants as follows:

                                                Number of       Weighted Average
                                                 Warrants        Exercise Price

         Balance, April 3, 2002                         -             $    -

         Issued during the period (i)              19,000               0.75
                                                 --------           --------

         Balance, December 31, 2002                19,000               0.75

         Issued during the year (ii)              100,000               0.11
                                                 --------           --------

         Balance, December 31, 2003               119,000               0.22

         Issued during the year (iii)             220,000               0.75
                                                 --------           --------

         Balance, December 31, 2004               339,000              $0.56
                                                 ========           ========


     i) During 2002, the Company issued 19,000 units at $0.10 per unit. Each unit consisted of one common share and one share purchase warrant.
          Each warrant entitles the holder to purchase an additional common share for $0.75 and must be exercised within six months of the date the Company's shares commence trading on a United States Stock exchange.

     ii) During 2003, the Company issued 100,000 units at $0.08 per unit. Each unit consisted of one common share and one share purchase warrant.
          Each warrant entitles the holder to purchase an additional common share for $0.11 and must be exercised within two years of the date the Company's shares commence trading on a United States Stock exchange.

     iii) During 2004, the Company issued 220,000 units at $0.25 per unit. Each unit consisted of one common share and one share purchase warrant.
          Each warrant entitles the holder to purchase an additional common share for $0.75 and must be exercised within one year of the date the Company's shares commence trading on a United States Stock exchange.

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



7.   SUPPLEMENTARY NON-CASH INFORMATION


     The Company entered into the following non-cash transactions:

     a. During 2004, the Company issued 760,000 common shares with a fair value of $0.25 per share as partial consideration for the purchase of intangible assets of 19 Cordyceps products and the De-Daibe and Depressor Herbs products from Hotway (see Note 3 (b)).

     b. During 2004, the Company issued 2,200,000 common shares with a fair value of $0.087 per share and a $175,000 promissory note payable as consideration for the purchase of intangible assets and research and development services (see Note 3 (a)). As at December 31, 2004, notes payable included accrued interest of $10,206.

     c. During 2004, the Company issued 1,000,000 common shares with a fair value of $0.25 per share pursuant to a two-year services agreement. For the year ended December 31, 2004, $46,875 was recorded as consulting fees and $203,125 was recorded as prepaid expenses.

     d. During 2004, the Company issued 1,000,000 common shares with a fair value of $0.25 per share for legal services. For the ended December 31, 2004, $250,000 was recorded as professional fees.

     e. During 2004, the Company issued 231,000 common shares with fair values ranging from $0.001 to $0.25 for a total value of $49,815 to pay for consulting services.

     f. During 2004, the Company issued 310,000 common shares with a fair value of $18,800 to settle debt with a face value of $10,380. The difference between the face value of the amount payable and the total fair value of the shares issued, which amounted to $8,420, was recorded as loss on debt settlement and issuance of shares.

     g. During 2004, 70,064 stock options were exercised at a price of $0.25 per share for a total subscription price of $17,516 which was settled by cancelling a debt owed to the subscriber in the amount of $17,516.

     h. During 2004, the Company issued 1,336,700 common shares with a fair value of $125,821 in consideration for cash and debt totalling $84,944 and consulting fees of $20,000. The difference of $20,877 was recorded as loss on debt settlement and issuance of shares.

     i. During 2003, the Company issued 90,000 common shares with fair values ranging from $0.01 to $0.08 as payment for consulting services of $6,850.

     j. During 2003, the Company issued 3,650,000 common shares with a fair value of $36,500 to settle debt with a face value of $14,000. The difference between the face value of the amount payable and the total fair value of the shares issued, which amounted to $22,500, was recorded as loss on debt settlement and issuance of shares.

     k. During 2003, the Company issued 2,530,000 common shares with a fair value of $32,300 for total cash consideration of $13,692. The difference between the cash received and the total fair value of the shares issued, which amounted to $18,608, was recorded as loss on debt settlement and issuance of shares.

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



8.    RELATED PARTY TRANSACTIONS


    The Company has entered into the following related party transactions:

     a) Accrued management and consulting fee to directors and shareholders totalling $96,649 (2003 - $60,000);

     b) Accrued interest expense to directors and shareholders totalling $19,734 (2003 - $5,119);

     c) Recorded sales to directors and shareholders totalling $7,571 (2003 - $Nil);

     d) Acquired intellectual property and paid research and development costs to directors and shareholders with a total cost of $366,307 (see Note 3and 7).



9.    COMMITMENTS


     Pursuant to various management and consulting contracts the Company has committed to pay fees and issue common stock as follows:

     - pay a monthly management fee of $8,000 to the Company's President from April 1, 2004 to April 30, 2009;

     - pay a monthly consulting fee of $1,000 to a shareholder of the Company up to February 28, 2005 at which time it is increased to $3,000 per month.

     (See also Note 3)



10.    INCOME TAXES


     The Company has net operating loss carry forwards for income taxes amounting to approximately $855,000 as at December 31, 2004 (2003- $174,000) which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, commencing in 2008. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



11.  SUBSEQUENT EVENTS


     Subsequent to the December 31, 2004 period end the Company executed the following stock transactions:

     a) granted a total of 300,000 stock options to officers and consultants with an exercise price of $0.30 per share.

     b) issued 427,900 common shares with prices ranging from $0.25 to $0.30 per share as compensation for consulting services provided to the Company.

     c) issued 4,500,000 common shares pursuant to an intellectual property purchase agreement signed on March 22, 2005.

     d) issued 1,080,000 units at $0.25 per unit for total cash proceeds of $270,000. Each unit consisted of one common share and one share purchase warrant entitling the holder to purchase an additional common share for $0.75 for a one year period.

     On March 22, 2005, the Company entered a purchase agreement to acquire from an officer of the Company, who is also the significant shareholder as described in Note 3(a), and a relative of this officer, proprietary rights to 108 Taoist Herbal medicinal formulas. As noted above, the Company issued a total of 4,500,000 common shares and also agreed to pay $100,000 in cash for research and development services. In addition, the Company agreed to pay the vendors a total annual royalty equal to 5% of annual gross sales of the formulas.

     On March 22, 2005,  the Company  amended its Articles of  Incorporation  to
     increase  its   authorized   voting  common   shares  from   55,000,000  to
     300,000,000.



12.  LOSS ON SETTLEMENT OF DEBTS AND ISSUANCE OF SHARES


     In 2003 and the 2004 the company issued shares to settle outstanding debts. At the time of issuing these shares the fair value of the shares was greater than the face amount of the debt being settled. The difference between the fair value of these shares and the face value of the debt was recorded as a loss on settlement of debt which amounted to $22,500 in 2003 and $8,420 in 2004 (see Note 7).

     In 2003 and the 2004 the company issued shares for cash and other consideration when, at the time of issuing the shares, the fair value of the shares was greater than the consideration received. In 2003, the difference between the fair value of these shares and the cash consideration received which amounted to $18,608 was recorded as a loss on issuance of shares. In 2004 the difference amounted to $20,877 which was recorded as a loss on issuance of shares (see Note 7).

     The total loss on settlement of debt and issuance of shares as reported in the statement of operations was $41,108 in 2003 and $29,297 in 2004