Form 10QSB
period 2005-03-31
China Health Holding, Inc.
filed 2005-05-12
CIK 1302331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

     [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                           CHINA HEALTH HOLDING, INC.
                  --------------------------------------------
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

                    Issuer's telephone Number: (604) 608-6788

                                 WITH COPIES TO:

                            Richard A. Friedman, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                                 (212) 930-9700

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 9, 2005, the issuer had 42,530,600 outstanding shares of Common Stock.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                               TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
                         PART I - FINANCIAL INFORMATION
Item 1.       Financial Statements..................................................... 2
Item 2.       Management's Discussion and Analysis or Plan of Operation................16
Item 3.       Controls and Procedures..................................................19

                                        PART II - OTHER INFORMATION

Item 1.       Legal Proceedings........................................................20
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds..............20
Item 3.       Defaults Upon Senior Securities..........................................20
Item 4.       Submission of Matters to a Vote of Security Holders......................20
Item 5.       Other Information........................................................20
Item 6.       Exhibits and Reports on Form 8-K.........................................21

SIGNATURES.............................................................................22

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                                 BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                    March 31,            Dec. 31,
                                                                                      2005                 2004
                                                                                       $                     $
                                                                                  (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
    Cash                                                                             128,668                3,511
    Prepaid expenses (Note 6 and 7)                                                   17,245              349,750
                                                                                     -------              -------
                                                                                     145,913              353,261

FIXED ASSETS, net of depreciation (Note 4)                                             9,300                5,132

INTANGIBLE ASSETS (Note 3)                                                                 3                    2

------------------------------------------------------------------------------------------------------------------------------------

                                                                                     155,216              358,395
====================================================================================================================================


                                   LIABILITIES

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                          23,551               24,172
     Due to shareholders (Note 5)                                                    345,693              335,014
                                                                                 -----------           ----------
                                                                                     369,244              359,186
                                                                                 -----------           ----------

                            STOCKHOLDERS' DEFICIENCY

STOCKHOLDERS' EQUITY (Note 6 and 11)
       Common stock, $0.001 issued and outstanding                                    42,531               36,523
       Preferred stock, $0.001 par value, 20,000,000 shares authorized,
          Nil shares issued and outstanding                                                -                    -
       Additional paid-in capital                                                  4,008,287            2,293,570
       Deficit accumulated during the development stage                           (4,088,611)          (2,319,622)
       Shares to be returned for cancellation (Note 7(b))                           (175,000)                   -
       Accumulated other comprehensive (loss) income                                  (1,235)             (11,262)
                                                                                 -----------           ----------
                                                                                    (214,028)                (791)


------------------------------------------------------------------------------------------------------------------------------------

                                                                                     155,216              358,395
====================================================================================================================================
GOING CONCERN (Note 2(a))
COMMITMENTS (Note 3 and 9)

    The accompanying notes are an integral part of these financial statements

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                        INTERIM STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  April 3, 2002
                                                                  Three Months ended March 31,   (inception) to
                                                                      2005           2004         Mar. 31, 2005
                                                                        $              $                 $

------------------------------------------------------------------------------------------------------------------------------------
SALES                                                                      -                 -              7,305
                                                                -------------     -------------      -------------

EXPENSES
       Advertising and promotion                                       8,713             1,837             55,723
       Amortization of intangible assets                                   -                 -              7,125
       Consulting fees (Note 6 and 7)                                212,452            20,998            643,588
       Depreciation of tangible assets                                   538             1,569              1,550
       Licensing rights (Note 3)                                   1,359,999                 -          1,542,873
       Interest and bank charges (Note 8)                             14,169             1,701             40,285
       Loss on settlement of debts and issuance of shares
       (Notes 7 and 12)                                                    -            23,420             70,405
       Management fees (Note 6)                                       30,000            15,000            839,000
       Office                                                         14,482             1,532             28,064
       Professional fees (Note 7)                                    120,487                 -            446,531
       Rent                                                            5,159             2,305             37,840
       Research and development (Note 3)                                   -                 -            366,306
       Travel                                                          2,990               440             11,411
       Vehicle                                                             -             1,148              5,215
                                                                -------------     -------------      -------------
                                                                   1,768,989            69,950          4,095,916



NET LOSS FOR THE YEAR                                             (1,768,989)          (69,950)        (4,088,611)

====================================================================================================================================
BASIC NET LOSS PER SHARE                                               $0.05             $0.00
====================================================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING              37,652,521        30,008,473
====================================================================================================================================

    The accompanying notes are an integral part of these financial statements

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                        INTERIM STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                April 3, 2002
                                                                Three Months ended March 31,    (inception) to
                                                                    2005            2004        Mar. 31, 2005
                                                                      $              $                 $
------------------------------------------------------------------------------------------------------------------------------------


OPERATING ACTIVITIES
       Net loss                                                   (1,768,989)        (69,950)       (4,088,611)
       Items not affecting cash
          Accrued interest                                             8,130           1,653            32,983
          Amortization of intangible assets                                -               -             7,125
          Depreciation of tangible assets                                538           1,569             1,550
          Licensing rights                                         1,359,999               -         1,542,873
          Loss on settlement of debts and
            issuance of shares                                             -          23,420            70,405
          Non cash expenses                                          315,005          35,998         1,177,399
                                                                   ----------      ----------        ----------
          Stock-based compensation                                         -               -           909,375
                                                                     (85,317)         (7,310)         (346,901)

       Changes in non-cash working capital
          Prepaid expenses                                                 -               -              (832)
          Accounts payable                                                 -          (9,679)           32,553
                                                                   ----------      ----------        ----------
                                                                     (85,317)        (16,989)         (315,180)
                                                                   ----------      ----------        ----------
INVESTING ACTIVITIES
       Purchase of fixed assets                                       (4,706)         (1,509)          (10,850)
                                                                   ----------      ----------        ----------

FINANCING ACTIVITIES
       Issuance of common stock                                      245,000           8,500           513,697
       Net (repayment) advances from shareholders                    (39,847)         13,620           (57,764)
                                                                   ----------      ----------        ----------
                                                                     205,153          22,120           455,933
                                                                   ----------      ----------        ----------
EFFECT OF EXCHANGE RATE CHANGES                                       10,027          (2,709)           (1,235)
                                                                   ----------      ----------        ----------
INCREASE IN CASH                                                     125,157             913           128,668

CASH, BEGINNING OF YEAR                                                3,511             141                 -
------------------------------------------------------------------------------------------------------------------------------------

CASH, END OF YEAR                                                    128,668           1,054           128,668
====================================================================================================================================
SUPPLEMENTAL DISCLOSURES
       Interest paid                                                       -               -                 -
       Taxes paid                                                          -               -                 -
====================================================================================================================================
SUPPLEMENTARY NON-CASH INFORMATION (Note 7)

    The accompanying notes are an integral part of these financial statements

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2005


--------------------------------------------------------------------------------

1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

--------------------------------------------------------------------------------

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

     The Company completed a form SB2 registration statement with the United States Securities and Exchange Commission on February 11, 2005 and received approval from the NASD for the listing of the Company's shares for trading on the Over the Counter Bulletin Board ("OTCBB') on April 18, 2005.

     Unaudited Interim Financial Statements

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES

--------------------------------------------------------------------------------

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

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2005

--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES - CONT'D

--------------------------------------------------------------------------------

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

          Costs incurred in connection with the licence agreements entered into as described in Note 3 b) would normally be amortized on a straight-line basis over the term of the underlying licence agreements and then tested for impairment annually in accordance with SFAS 144, "Accounting for the Impairment on Disposal of Long-Lived Assets" (SFAS No.144). The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset. As at March 31, 2005, management has determined that it is not possible at this time to estimate future cash flows from these assets and has recorded an impairment charge of $182,874 in 2005 to reduce the carrying value of these intangible assets to $1.

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2005


--------------------------------------------------------------------------------
2.   SIGNIFICANT ACCOUNTING POLICIES - CONT'D

--------------------------------------------------------------------------------

     e)   Intangible assets - cont'd

          As at March 31, 2005 management has determined that the Company's proprietary rights and formulas described in Note 3(c) have indefinite lives and as such are not subject to amortization. Management has, however, determined that it is not possible at this time to estimate future cash flows from these assets and has recorded an impairment charge of $1,359,999 to reduce the carrying value to $1.

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

     i)   Income taxes

          The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2005 full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

                           CHINA HEALTH HOLDING INC.
                      (formerly A E&E Pharma Corporation)
                         (a development stage company)

                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2005


--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES - CONT'D

--------------------------------------------------------------------------------

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

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2005


--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES - CONT'D

--------------------------------------------------------------------------------

     l)   Recent accounting pronouncements

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

--------------------------------------------------------------------------------

3.   INTANGIBLE ASSETS

--------------------------------------------------------------------------------

     a)   Asset purchase agreement

          Pursuant to an asset purchase agreement dated May 1, 2004, the Company acquired from the Company's President and a significant shareholder proprietary rights and formulas to the 26 natural herbal medicinal products that comprise the King of Herbs and Taoist Medicine product lines. In exchange for the proprietary rights and formulas to these products, the Company agreed to pay total consideration as follows:

                - 2,200,000 common shares at a fair value
                   of $0.087 per share                         $191,307
                -  Due to shareholders (Note 5)                 175,000
                                                               --------
                                                               $366,307
                                                               ========

          In addition, the Company agreed to pay the vendors a combined total royalty equal to 5% of annual gross sales of the products until May 1, 2009.

          For accounting purposes, the Company has recorded the cost of acquiring the proprietary rights and formulas as intangible assets at the related party vendor's carrying value of $1. The excess of the purchase price over the carrying value of the intangible assets totalling $366,306 has been expensed as incurred in 2004 as research and development costs.

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2005


--------------------------------------------------------------------------------

3.   INTANGIBLE ASSETS - CONT'D

--------------------------------------------------------------------------------

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

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2005


--------------------------------------------------------------------------------

3.    INTANGIBLE ASSETS - CONT'D

--------------------------------------------------------------------------------

     b)   Licensing rights agreement - cont'd

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

     c)   Asset purchase agreement

          Pursuant to an asset purchase agreement dated March 22, 2005, the Company acquired from the Company's shareholders intellectual rights to 108 Taoist medicinal products. In exchange for the rights, the Company agreed to pay total consideration as follows:

            - 4,500,000 common shares at a fair value
              of $0.30 per share                         $1,350,000
            - Payable to shareholder                         10,000
                                                         ----------
                                                         $1,360,000

          In addition, the Company agreed to pay the vendors a combined total royalty equal to 5% of annual gross sales of the products until March 22, 2039.

          Management has determined that it is not possible at this time to estimate future cash flows to be generated from these rights and accordingly an impairment charge equal to $1,359,999 has been recorded leaving a carrying value of $1.

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2005


--------------------------------------------------------------------------------

4.   FIXED ASSETS

--------------------------------------------------------------------------------

                                                       Mar. 31,      Dec.31,
                                                        2005          2004
                                                          $             $
                                                       -------       ------

           Computer                                      9,256        5,766
           Furniture and Fixtures                        1,594          378
                                                       -------       ------
                                                        10,850        6,144

           Less:  accumulated depreciation              (1,550)      (1,012)
                                                       -------       -------
                                                         9,300        5,132
                                                       =======       =======

--------------------------------------------------------------------------------

5.   DUE TO SHAREHOLDERS

--------------------------------------------------------------------------------

     The amount due to shareholders bears interest at 10% per annum, is unsecured and has no specific terms of repayment (Note 8).

--------------------------------------------------------------------------------

6.   CAPITAL STOCK

--------------------------------------------------------------------------------

     The authorized capital of the Company consists of 300,000,000 voting common shares with $0.001 par value and 20,000,000 voting preferred shares with $0.001 par value. On March 28, 2005, the Company increased authorized common shares from 55,000,000 shares to 300,000,000 shares.

     The Company has issued common shares as follows:

                                                                                           Additional
                                                                    Common shares            Paid in
                                                                Number        Amounts        Capital        Total
                                                                                 $              $             $
                                                             -------------------------------------------------------

     Balance, December 31, 2004                              36,522,700        36,523      2,293,570      2,330,093
     Issued for cash at $0.25 per share                       1,080,000         1,080        268,920        270,000
     Issued for consulting and  professional services
     at an average of $0.29 per share                           427,900           428        125,297        125,725
     Issued for intellectual rights (Note 3(c))               4,500,000         4,500      1,345,500      1,350,000
     Finder fee paid                                                  -             -        (25,000)       (25,000)
                                                             -----------   -----------    -----------    -----------
     Balance, March 31, 2005                                 42,530,600        42,531      4,008,287      4,050,818
                                                             ===========   ===========    ===========    ===========



                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2005


--------------------------------------------------------------------------------

6.   CAPITAL STOCK - CONT'D

--------------------------------------------------------------------------------

     The Company has granted stock options as follows:

                                                                                                  Weighted average
                                                                                                  Weighted Average
                                                  Number of               Weighted average           Remaining
                                                   Options                Exercise price          contractual Life
                                                 -----------------------------------------------------------------
     Balance, December 31, 2004                   6,600,000                    0.11                  3.33 years

     Issued during the quarter (i)                  300,000                    0.30                       -
                                                 -----------------------------------------------------------------

     Balance, March 31, 2005                      6,900,000                    0.12                  2.99 years
                                                 =================================================================

     i. The Company granted 300,000 stock options to consultants and officers with an exercise price of $0.30 subject to immediate vesting. The intrinsic value of these options at the date of grant was $Nil. The Company determined that there was no additional fair value resulting from application of the fair value method using the Black Scholes option pricing model as there was no established market for trading in the Company's shares and, as such, the volatility factor was 0%. Accordingly, no stock-based compensation was recorded for the options.

     The Company has issued share purchase warrants as follows:

                                               Number of      Weighted Average
                                                Warrants       Exercise Price
                                               ---------       --------------
         Balance, December 31, 2004              339,000              $0.56

         Issued during the quarter (i)         1,080,000               0.75
                                               ---------       --------------
         Balance, March 31, 2005               1,419,000              $0.70
                                               =========       ==============


     i) During the quarter, the Company issued 1,080,000 units at $0.25 per unit. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase an additional common share for $0.75 and must be exercised within one year of the date the Company's shares commence trading on a United States Stock exchange.

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2005

--------------------------------------------------------------------------------

7.   SUPPLEMENTARY NON-CASH INFORMATION

--------------------------------------------------------------------------------

     The Company entered into the following non-cash transactions:

     a) During the quarter, the Company issued 4,500,000 common shares with a fair value of $0.30 per share as partial consideration for the purchase of licensing rights. (See Note 3 (c)).

     b) During 2004, the Company issued 1,000,000 common shares with a fair value of $0.25 per share pursuant to a two-year services agreement. In 2004, $46,875 was recorded as consulting fees and $203,125 was recorded as prepaid expenses. Pursuant to the same agreement, the Company granted 1,000,000 stock options to the consultant with an exercise price of $0.10 per share subject to immediate vesting. These options were granted in respect of a contract that required services to be performed over a two year term. The intrinsic value of these options at the date of grant was estimated to be $150,000. In 2004, $9,375 was recorded as a consulting fee and $140,625 was recorded as a prepaid expense.

          During the current quarter, this services agreement was cancelled. Subsequent to the current quarter end, the Company and the consultant agreed that 700,000 out of the 1,00,000 common shares issued in 2004 wre to be returned to the Company for cancellation. Accordingly, during the current quarter, $28,125 was recorded as consulting fees and $175,000 was recorded as shares to be returned for cancellation.

          Both parties also agreed to cancel 1,000,000 stock options granted in 2004. During the current quarter, the balance of $140,625 in prepaid expense was recorded as consulting fee.

     c) During the quarter, the Company issued 427,900 common shares with fair values ranging from $0.25 to $0.30 for a total value of $125,725. $50,725 was recorded as consulting expenses and $75,000 was recorded as professional fees.

--------------------------------------------------------------------------------

8.   RELATED PARTY TRANSACTIONS

--------------------------------------------------------------------------------

     The Company has entered into the following related party transactions:

     a) Accrued management and consulting fees to directors, officers and shareholders totalling $39,500 (December 31, 2004 - $96,649);

     b) Accrued interest expense to directors and shareholders totalling $60,452 (December 31, 2004 - $19,734);

     c) Recorded sales to directors and shareholders totalling $Nil (December 31, 2004 - $7,571);

     d) Acquired intellectual property from shareholders with a total cost of $1,360,000 (see Note 3 and 7).

                            CHINA HEALTH HOLDING INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2005

--------------------------------------------------------------------------------

9.   COMMITMENTS

--------------------------------------------------------------------------------

     Pursuant to various management and consulting contracts the Company has committed to pay fees and issue common stock as follows:


          - pay a monthly management fee of $10,000 to the Company's President starting on January 1, 2005 and pay a 3% royalty on gross sales of the Company.
          - pay a monthly consulting fee of $3,500 to a shareholder of the Company.
          - issue 100,000 common shares as compensation for consulting services to an officer on March, 2006.

     (See also Note 3)

--------------------------------------------------------------------------------

10.  INCOME TAXES

--------------------------------------------------------------------------------

     The Company has net operating loss carry forwards for income taxes amounting to approximately $1,879,500 as at March 31, 2005 which may be available to reduce future years' taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.



11.  SUBSEQUENT EVENTS


     Subsequent to the March 31, 2005 period end the Company completed the following stock transactions:

     a) granted a total of 900,000 stock options to officers and consultants with exercise prices ranging from $0.30 to $0.80 per share.

     b) issued 315,000 common shares at $0.30 per share as compensation for consulting services provided to the Company.

     c) cancelled 400,000 stock options issued to a former officer of the Company.


     On May 3, 2005, the Company formed two wholly-owned subsidiaries, China Health Pharmaceutical Corporation and China Health World Trade Corporation.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

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

Capital Resources

     As of March 31, 2005, we had cash of $128,668 and current liabilities of $369,244. As of March 31, 2005, we had a working capital deficiency of $223,331 and an accumulated deficit of $4,088,611. With our current resources we expect to be able to satisfy our cash requirements for approximately six months. In order to commercialize our Taoist Medicine product line and our Vitamins and Supplements product line we will need to raise at least $1 million in financing over the next twelve months. In order to implement our plan of operation and commercialize our Taoist Medicine and Vitamins and Supplements product lines, we intend to seek outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions. We have not yet sought any commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

Future Development

     We expect to focus our resources over the next twelve months on expanding the scope of our product offerings and expanding our business operations from Canada into the United States and Europe. Other than the products described below under "Research and Development" we do not have any current plans to expand our product lines.

     To expand our operations, we will need to implement a worldwide marketing strategy for our products and develop our website to allow for Internet purchases of our products. A worldwide marketing strategy will involve a website that has multi-language and multi-currency capabilities, will involve media advertising in multiple countries and distribution agreements throughout the world. We are currently constructing a website that will feature an Internet store which will also be used to market our products. We plan to have our website operational within the next six months, and with multi-language and multi-currency capabilities in 2006.

     As we grow, we intend to establish regional sales teams in the United States and ultimately internationally. These sales teams will work with distributors and retailers in their regions to promote and sell our products. Also, together with our investor relations consultant, Bevitor Holding Ltd., we are currently developing a marketing plan to promote our brand name and our products. We do not currently have any agreements with retail or wholesale distributors. Our management will work to negotiate and enter into retail and wholesale distribution agreements for our products over the next twelve months. We also plan to begin opening retail outlets in large cities in North America, Europe and the People's Republic of China over the next five years. We have not yet located any sites to establish retail stores but are initially looking for locations in New York, Los Angeles, San Francisco, Seattle, Las Vegas or other large cities in the United States. We plan to open our first retail storefront in the United States within the next twelve months.

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

Observations of DFU898 Treatment                             P Value
--------------------------------                             --------
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

Item 3. Controls and Procedures.

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

Item 1. Legal Proceedings.

     We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        Not applicable.


Item 3. Defaults Upon Senior Securities.

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5. Other Information.

        Not applicable.

Item 6. Exhibits.

Exhibit Number           Description
----------------    ------------------------------------------------------------
3.1                 Certificate  of  Amendment  to  Articles  of   Incorporation
                    (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2005)

10.1 Purchasing Agreement for 108 100% Natural Taoist Herbal Medicinal Products, Formulas and Ownership entered into on March 22, 2005 between China Health Holding, Inc., Xiao Fei Yu and Fei Yu (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28,
                    2005)

10.2 Amended and Restated Intellectual Property Purchase Agreement dated as of March 22, 2005 between China Health Holding, Inc., Xiao Fei Yu and Fei Yu (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2005)

31.1 Certification by Chief Executive Officer and Principal Financial Officer, required by Rule 13a-14(a) or Rule
                    15d-14(a)  of the  Exchange  Act,  promulgated  pursuant  to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CHINA HEALTH HOLDING, INC.


     Dated:   May 12, 2005               By:/s/ Julianna Lu
                                            -------------------
                                            Julianna (Jenny) Lu
                                            Chief Executive Officer, Principal
                                            Financial Officer, Principal
                                            Accounting Officer, Treasurer and
                                            Chairman of the Board of Directors