Form 10QSB
period 2005-06-30
China Health Holding, Inc.
filed 2005-08-15
CIK 1302331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

|X|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                        COMMISSION FILE NUMBER 333-119034

                           CHINA HEALTH HOLDING, INC.
                   -------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    NEVADA                               98-0432681
        (State or other jurisdiction of                (IRS Employer
        incorporation or organization)                Identification No.)

                           Julianna Lu, B.Sc. & M.Sc.
                             Chief Executive Officer
                     666 Burrard St., Park Place, Suite 600
                   Vancouver, British Columbia, Canada V6C 2X8
                    (Address of principal executive offices)

                    Issuer's telephone number: (604) 608-6788

                                 With copies to:

                           Mitchell S. Nussbaum, Esq.
                                 Loeb & Loeb LLP
                                 345 Park Avenue
                             New York, NY 10154-0037
                                 (212) 407-4000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 8, 2005, there were 42,295,600 shares of Common Stock outstanding.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements..............................................2
Item 2.     Management's Discussion and Analysis or Plan of Operation........14
Item 3.     Controls and Procedures..........................................22

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings................................................22
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds......22
Item 3.     Defaults Upon Senior Securities..................................23
Item 4.     Submission of Matters to a Vote of Security Holders..............23
Item 5.     Other Information................................................23
Item 6.     Exhibits and Reports on Form 8-K.................................23

SIGNATURES...................................................................24

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           CHINA HEALTH HOLDING, INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------
                                                                            June 30,     Dec. 31,
                                                                              2005         2004
                                                                               $             $
                                                                          (Unaudited)    (Audited)
--------------------------------------------------------------------------------------------------



CURRENT ASSETS
    Cash                                                                      28,686         3,511
    Prepaid expenses (Note 7)                                                  9,734       349,750
                                                                              38,420       353,261

FIXED ASSETS, net of depreciation (Note 4)                                    11,158         5,132

                                                                                   3             2
INTANGIBLE ASSETS (Note 3)

--------------------------------------------------------------------------------------------------

                                                                              49,581       358,395

--------------------------------------------------------------------------------------------------

                                   LIABILITIES

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                  23,249        24,172
     Due to shareholders (Note 5)                                            427,026       335,014
                                                                          ----------    ----------
                                                                             450,275       359,186
                                                                          ----------    ----------

                            STOCKHOLDERS' DEFICIENCY

STOCKHOLDERS' EQUITY (Note 6)
       Common stock, $0.001 par value, 300,000,000 shares authorized,
       42,295,600 shares issued and outstanding                               42,996        36,523
       Preferred stock, $0.001 par value, 20,000,000 shares authorized,
          Nil shares issued and outstanding                                       --            --
       Additional paid-in capital                                          4,147,322     2,293,570
       Deficit accumulated during the development stage                   (4,406,442)   (2,319,622)
       Shares to be returned for cancellation (Note 7(b))                   (175,000)           --
       Accumulated other comprehensive (loss) income                          (9,570)      (11,262)
                                                                          ----------    ----------
                                                                            (400,694)         (791)

--------------------------------------------------------------------------------------------------

                                                                              49,581       358,395

--------------------------------------------------------------------------------------------------

GOING CONCERN (Note 2(a))
COMMITMENTS (Note 3 and 9)

   The accompanying notes are an integral part of these financial statements.

                           CHINA HEALTH HOLDING, INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                     April 3,
                                                        Three months     Three months   Six months    Six months       2002
                                                            ended            ended         ended         ended      (inception)
                                                          June 30,         June 30,      June 30,      June 30,     to June 30,
                                                            2005             2004          2005          2004          2005
                                                              $                $             $             $             $

------------------------------------------------------------------------------------------------------------------------------------
SALES                                                          --          4,021             --          4,021          7,305

EXPENSES
   Advertising and promotion                               37,589          3,496         46,302          5,333         93,312
   Amortization of intangible assets                           --          4,352             --          5,700          7,125
   Consulting fees (Note 7)                               177,073         12,918        389,525         33,916        820,661
   Depreciation of tangible assets                            721            126          1,259            347          2,271
   Foreign exchange                                        (2,193)            77          7,284             77          8,588
   Licensing rights (Note 3)                                   --             --      1,359,999             --      1,542,873
   Interest and bank charges                                3,457          4,040         17,626          5,741         43,742
   Loss on settlement of debts and issuance of shares       9,192          5,877          9,192         29,297         79,597
   Management fees (Note 8)                                54,000         21,000         84,000         36,000        893,000
   Office                                                      --          2,226          5,005          3,758         17,283
   Professional fees (Note 7)                              32,383          8,391        152,870          8,391        478,914
   Rent                                                     4,695          5,592          9,854          7,897         42,535
   Research and development (Note 3)                           --        180,499             --        180,499        366,306
   Travel                                                     914          4,712          3,904          5,152         12,325
   Vehicle                                                     --            199             --          1,347          5,215
                                                      -----------    -----------    -----------    -----------    -----------
                                                          317,831        253,505      2,086,820        323,455      4,413,747
                                                      -----------    -----------    -----------    -----------    -----------

NET LOSS FOR THE PERIOD                                  (317,831)      (249,484)    (2,086,820)      (319,434)    (4,406,442)

------------------------------------------------------------------------------------------------------------------------------------

BASIC NET LOSS PER SHARE                                     0.01           0.01           0.05           0.00

------------------------------------------------------------------------------------------------------------------------------------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING   42,577,084     31,406,585     40,128,406     30,377,862

------------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                           CHINA HEALTH HOLDING, INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                         April 3,
                                                         Three months     Three months   Six months       Six months       2002
                                                            ended            ended         ended            ended       (inception)
                                                           June 30,         June 30,      June 30,         June 30,      to June 30,
                                                             2005             2004          2005             2004           2005
                                                               $                $             $                $              $

------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Net loss                                           (317,831)       (249,484)     (2,086,820)       (319,434)     (4,406,442)

       Items not affecting cash
          Accrued interest                                   8,670            (195)         16,800           1,458          41,653
          Amortization of intangible assets                     --           4,352              --           5,700           7,125
          Depreciation of tangible assets                      721             126           1,259             347           2,271
          Licensing rights                                      --       1,359,999              --       1,542,873
          Loss on settlement of debts and issuance of
            shares                                           9,192           5,877           9,192          29,297          79,597
          Non cash expenses                                226,090         165,499         541,095         201,497       1,403,489
          Stock-based compensation                              --              --              --              --         909,375
                                                          --------        --------      ----------        --------      ----------
                                                           (73,158)        (73,825)       (158,475)        (81,135)       (420,059)
                                                          --------        --------      ----------        --------      ----------

       Changes in non-cash working capital
          Prepaid expenses                                      --         (10,207)             --         (10,207)           (832)
          Accounts payable                                      --           6,372              --          (3,307)         32,553
                                                          --------        --------      ----------        --------      ----------
                                                           (73,158)        (77,660)       (158,475)        (94,649)       (388,338)
                                                          --------        --------      ----------        --------      ----------

INVESTING ACTIVITIES
       Purchase of fixed assets                             (2,579)            (93)         (7,285)         (1,602)        (13,429)
                                                          --------        --------      ----------        --------      ----------

FINANCING ACTIVITIES
       Issuance of common stock                                 --          78,511         245,000          87,011         513,697
       Net (repayment) advances from shareholders          (15,910)         18,090         (55,757)         31,710         (73,674)
                                                          --------        --------      ----------        --------      ----------
                                                           (15,910)         96,601         189,243         118,721         440,023
                                                          --------        --------      ----------        --------      ----------

EFFECT OF EXCHANGE RATE CHANGES                             (8,335)          5,278           1,692           2,428          (9,570)
                                                          --------        --------      ----------        --------      ----------

INCREASE (DECREASE) IN CASH                                (99,982)         24,126          25,175          24,898          28,686
                                                          --------        --------      ----------        --------      ----------

CASH, BEGINNING OF PERIOD                                  128,668           1,054           3,511             282              --
                                                          --------        --------      ----------        --------      ----------

CASH, END OF PERIOD                                         28,686          25,180          28,686          25,180          28,686
                                                          --------        --------      ----------        --------      ----------

SUPPLEMENTAL DISCLOSURES

     Interest paid                                              --              --              --              --              --
     Taxes paid                                                 --              --              --              --              --
                                                          ========        ========      ==========        ========      ==========

SUPPLEMENTARY NON-CASH INFORMATION (Note 7)

   The accompanying notes are an integral part of these financial statements.

                           CHINA HEALTH HOLDING, INC.
                       (formerly A E&E Pharma Corporation)
                          (a development stage company)

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2005

--------------------------------------------------------------------------------
1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

      China Health Holding, Inc. (the "Company") is a Nevada company incorporated on April 3, 2002 as A E&E Pharma Corporation. The Company changed its name to China Health Holding, Inc. on May 25, 2004. The Company is a development stage company that was formed to market and distribute proprietary natural medicinal products. The Company's product line includes King of Herbs-based products, Taoist Medicinal products, and a line of natural multi-vitamins and supplements. All of the Company's products are based on traditional Chinese medicine and the principals of Taoism (see Note 3).

      The Company completed a form SB-2 registration statement with the United States Securities and Exchange Commission on February 11, 2005 and received approval from the NASD for the listing of the Company's shares for trading on the Over the Counter Bulletin Board ("OTCBB') on April 18, 2005.

      On April 29, 2005, the Company formed two wholly-owned subsidiaries, China Health Pharmaceutical Corporation and China Health World Trade Corporation.

      Unaudited Interim Financial Statements

      The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

      b)    Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, China Health Pharmaceutical Corporation and China Health World Trade Corporation. All significant intercompany transactions and account balances have been eliminated.

      c)    Use of estimates and assumptions

            Preparation of the Company's financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      d)    Prepaid expenses

            The Company records as prepaid expenses amounts paid in advance for which the associated expense will be incurred in a subsequent period.

      e)    Fixed assets

            Fixed assets are stated at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets:

                  Computer - 30% declining balance
                  Furniture and fixtures - 20% declining balance

      f)    Intangible assets

            The Company has adopted the provision of the Statement of Financial Accounting Standards No. 142 ("SFAS No.142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized and are to be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value of the Company. Management has determined that the Company's proprietary rights and formulas described in Note 3(a) have indefinite lives and as such are not subject to amortization and further that no impairment of the carrying value of these intangible assets has occurred.

            Costs incurred in connection with the licence agreements entered into as described in Note 3(b) would normally be amortized on a straight-line basis over the term of the underlying licence agreements and then tested for impairment annually in accordance with SFAS 144, "Accounting for the Impairment on Disposal of Long-Lived Assets" (SFAS No.144). The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset. Management has determined that it is not possible at this time to estimate future cash flows from these assets and has recorded an impairment charge of $182,874 in 2004 to reduce the carrying value of these intangible assets to $1.

            Management has determined that the Company's proprietary rights and formulas described in Note 3(c) have indefinite lives and as such are not subject to amortization. Management has, however, determined that it is not possible at this time to estimate future cash flows from these assets and has recorded an impairment charge of $1,359,999 in 2005 to reduce the carrying value to $1.

      g)    Revenue Recognition

            The Company's revenue is primarily derived from the sale of herbal medicinal products and natural food supplements. The Company records revenue when the amount is fixed or determinable, delivery has occurred or services have been performed and both title and risk of loss have transferred to the customer, and collection is reasonably assured.

      h)    Fair value of financial instruments

            In accordance with the requirements of SFAS No.107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash, accounts payable and amounts due to shareholders, approximate carrying value due to the short-term maturity of the instruments.

      i)    Foreign currency translation

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

      j)    Income taxes

            The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2005, full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

      k)    Net loss per common share

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

      l)    Stock-based compensation

            In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation; (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation; and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002.

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

      m)    Recent accounting pronouncements

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
                                                                        --------
                                                                        $366,307
                                                                        ========

            In addition, the Company agreed to pay its President and the shareholder a combined total royalty equal to 5% of annual gross sales of the products until May 1, 2009.

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

            On November 2, 2004, the Company entered into an agreement with Hotway to amend the Exclusive Licensing Agreements (the "Amending Agreement"). The Amending Agreement amended certain payment terms under the Exclusive Licensing Agreements as follows: (1) the Company shall issue to Hotway 760,000 shares of common stock; and (2) pay an aggregate of $100,000 to Hotway no later than 90 days after the Company's common stock has been approved for quotation on the OTC Bulletin Board. Other than this consideration, the Company is not required to make royalty or any other payments of any kind to Hotway in respect of the Exclusive Licensing Agreements. In the event that the Company does not pay or issue this consideration to Hotway, then the Exclusive Licensing Agreements will terminate and all other obligations under the Exclusive Licensing Agreements will terminate. This amendment supercedes the previous consideration that the Company owed to Hotway under the Exclusive Licensing Agreements. The Amending Agreement provides that the Company is only obligated to use its best efforts in connection with the sales/marketing volumes contained in the Exclusive Licensing Agreements. The Amending Agreement also provides that the Company shall have the exclusive licensing rights on any future improvements to the products that are licensed to the Company under the Exclusive Licensing Agreements.

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
                                                                      ----------
                                                                      $1,360,000

            In addition, the Company agreed to pay the shareholders a combined total royalty equal to 5% of annual gross sales of the products until March 22, 2039.

            Management has determined that it is not possible at this time to estimate future cash flows to be generated from these rights and accordingly an impairment charge equal to $1,359,999 has been recorded leaving a carrying value of $1.

--------------------------------------------------------------------------------
4.    FIXED ASSETS
--------------------------------------------------------------------------------

                                              June 30,      Dec.31,
                                               2005          2004
                                                 $             $
                                              -------      -------
          Computer                             11,443        5,766
          Furniture and Fixtures                1,986          378
                                              -------      -------
                                               13,429        6,144

          Less:  accumulated depreciation      (2,271)      (1,012)
                                              -------      -------
                                               11,158        5,132
                                              =======      =======

--------------------------------------------------------------------------------
5.    DUE TO SHAREHOLDERS
--------------------------------------------------------------------------------

      The amount due to shareholders bears interest at 10% per annum, is unsecured and has no specific date of repayment (Note 8).

--------------------------------------------------------------------------------
6.    CAPITAL STOCK
--------------------------------------------------------------------------------

      The authorized capital of the Company consists of 300,000,000 voting common shares with $0.001 par value and 20,000,000 voting preferred shares with $0.001 par value. On March 28, 2005, the Company increased the authorized common shares from 55,000,000 shares to 300,000,000 shares.

      The Company has issued common shares as follows:

                                                                                   Additional
                                                            Common shares           Paid in
                                                      Number           Amounts      Capital          Total
                                                                         $             $               $
                                                     --------------------------------------------------------
Balance, December 31, 2004                           36,522,700         36,523      2,293,570       2,330,093
Issued for cash at $0.25 per share                    1,080,000          1,080        268,920         270,000
Issued for consulting and  professional services
at an average of $0.30 per share                        892,900            893        264,632         265,525
Issued for intellectual rights (Note 3(c))            4,500,000          4,500      1,345,500       1,350,000
Finder fee paid                                              --             --        (25,000)        (25,000)
                                                     ----------     ----------     ----------      ----------

Balance, June 30, 2005                               42,995,600         42,996      4,147,322       4,190,618
                                                     ==========     ==========     ==========      ==========

      The Company has granted stock options as follows:

                           Weighted Average
                              Number of      Weighted average      Remaining
                              Options        Exercise price     contractual Life

Balance, December 31, 2004    6,600,000           $0.11           3.33 years

Issued                        1,200,000            0.36                   --
Expired                        (100,000)           0.10                   --
Cancelled                    (1,400,000)           0.13                   --

Balance, June 30, 2005        6,300,000           $0.15           2.96 years

      i. The Company granted 1,200,000 stock options to consultants and officers with an exercise price from $0.30 to $0.80 subject to immediate vesting. The intrinsic value of these options at the date of grant was $Nil. The Company determined that there was no additional fair value resulting from application of the fair value method using the Black Scholes option pricing model as there was no established market for trading in the Company's shares and, as such, the volatility factor was 0%. Accordingly, no stock-based compensation was recorded for the options.

      The Company has issued share purchase warrants as follows:

                                Number of     Weighted Average
                                Warrants       Exercise Price

Balance, December 31, 2004        339,000         $0.56

Issued                          1,080,000          0.75
Expired                          (200,000)         0.75
                               ----------         -----

Balance, June 30, 2005          1,219,000         $0.70
                               ==========         =====

      i. During 2005, the Company issued 1,080,000 units at $0.25 per unit. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase an additional common share for $0.75 and must be exercised within one year from the date of grant.

--------------------------------------------------------------------------------
7.    SUPPLEMENTARY NON-CASH INFORMATION
--------------------------------------------------------------------------------

      The Company entered into the following non-cash transactions:

      a) During 2005, the Company issued 4,500,000 common shares with a fair value of $0.30 per share as partial consideration for the purchase of licensing rights. (See Note 3 (c)).

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

            During 2005, this services agreement was cancelled. The Company and the consultant agreed that 700,000 out of the 1,000,000 common shares issued in 2004 were to be returned to the Company for cancellation. Accordingly, $28,125 was recorded as consulting fees and $175,000 was recorded as shares to be returned for cancellation.

            Both parties also agreed to cancel 1,000,000 stock options granted in 2004. During 2005, the balance of $140,625 in prepaid expense was recorded as consulting fee.

      c) During 2005, the Company issued 892,900 common shares with fair values ranging from $0.25 to $0.30 for a total value of $265,225. $190,225 was recorded as consulting expenses and $75,000 was recorded as professional fees.

--------------------------------------------------------------------------------
8.    RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

      The Company has entered into the following related party transactions:

      a) Accrued management and consulting fees to directors, officers and shareholders totalling $130,800 (June 30, 2004 - $35,448);

      b) Accrued interest expense on amounts due to directors and shareholders totalling $69,122 (June 30, 2004 - $4,024);

      c) Recorded sales of herbal product to directors and shareholders totalling $Nil (June 30, 2004 - $4,021);

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

--------------------------------------------------------------------------------
9.    COMMITMENTS
--------------------------------------------------------------------------------

      Pursuant to various management and consulting contracts the Company has committed to pay fees and issue common stock as follows:

      - pay a monthly management fee of $18,000 to the Company's President starting on April 1, 2005 and pay a 3% royalty on gross sales of the Company.
      - pay a monthly consulting fee of $10,000 to a shareholder and officer of the Company.
      - pay a monthly consulting fee of $7,500 for investor relations services. The Company will issue additional 375,000 common shares if the Company continues the service after August 2005.
      - issue 100,000 common shares as compensation for consulting services to an officer on March, 2006.

      (See also Note 3)

--------------------------------------------------------------------------------
10.   INCOME TAXES
--------------------------------------------------------------------------------

      The Company has incurred operating losses from inception to June 30, 2005 that may be available to offset future taxable income. The Company has adopted FASB No. 109 for reporting purposes. The potential tax benefit of these losses has not been recorded and a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

--------------------------------------------------------------------------------
11.   SUBSEQUENT EVENT
--------------------------------------------------------------------------------

      Subsequent to the June 30, 2005 period end, the Company granted a total of 450,000 stock options to consultants with exercise prices of $1.00 per share, exercisable for two years from the date of grant.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

      This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may from time to time make oral forward-looking statements. These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "intend," "plan," "will," or "shall." These forward-looking statements are based on current expectations and entail various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth below under "Risk Factors." When reading the sections titled "Results of Operations," you should also read our financial statements and related notes included elsewhere herein, our Annual Report on Form 10-KSB for the year ended December 31, 2004, and the section below entitled "Risk Factors." We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this Quarterly Report.

Background

      China Health Holding, Inc. is a development stage company that was formed in 2002 for the purpose of manufacturing, marketing and distributing proprietary natural medicinal products. On April 3, 2002, we were incorporated under the laws of the State of Nevada under the name A E&E Pharma Corporation. On May 25, 2004, we changed our name to China Health Holding, Inc. We intend to market and distribute proprietary natural medicinal products. Our product lines include:

      1.    King of Herbs-based products;

      2.    Taoist Medicinal products; and

      3.    A line of natural multi-vitamins and supplements.

      All of our products are based on traditional Chinese medicine and the principals of Taoism. Taoist philosophy and Taoist medicinal healing practices have been incorporated into a broad spectrum of medical practices and treatments in the People's Republic of China. Traditional Chinese medicine practices have generally been labeled worldwide as "alternative medicine" or "holistic medicine" since they rely more on natural remedies versus chemical remedies and treatments.

      We have had nominal revenues since our inception. We will attempt to launch our King of Herbs and Taoist Medicinal product lines and our Vitamins and Supplement product line over the next six to twelve months, if we are successful raising at least $5 million of financing. All of the products for our three product lines are fully developed. All of our manufacturing is currently outsourced to third parties. We anticipate that we will generate revenues from sales of our herbal supplement products (1) through our website that we launched in May of this year, (2) through retail and wholesale distributors, and (3) through the establishment of retail stores and franchises in major cities in North America. While all of our current operations and sales are in Canada, we anticipate expanding our sales into the United States and, thereafter, into regions of Europe and Asia as we continue to grow our business.

      On April 29, 2005, we formed two wholly owned subsidiaries: (1) China Health World Pharmaceutical Corporation; and (2) China Health World Trade Corporation. Both subsidiaries are currently dormant with no operating activity. We plan to conduct our proposed pharmaceutical operations through China Health World Pharmaceutical Corporation and our proposed sales activities through China Health World Trade Corporation.

Products

      We intend to market and sell proprietary neutraceutical products. Neutraceuticals are products isolated or purified from plants or other foods that are sold in dosage form. These products are intended to provide certain physiological benefits and/or protection against chronic disease. Neutraceuticals are commonly referred to as "dietary supplements" or "nutritional supplements." Neutraceuticals are generally viewed as preventive supplements, as opposed to drugs, which are active chemical substances used to treat illnesses or symptoms of illnesses. Neutraceuticals represent an alternative approach to medicine, based on nutrition and the health or wellness of the body. Since most of our products are considered to be dietary supplements, as opposed to pharmaceutical products or drugs, our existing product line is not subject to stringent clinical testing. All of our products will be manufactured under Good Manufacturing Practices rules and standards and regulations of Health Canada and the Food and Drug Administration ("FDA") of the United States.

King of Herbs Product Line

      King of Herbs is a term that we use to refer to the main proprietary herbal formulations that are essential to all of our products. The herbs that make up King of Herbs have been used in Chinese medicine to reinforce what is called the body's vital energy source, or qii. Qii is a Chinese medical term for the human body's energy. This product line is intended to improve and increase energy and endurance levels, sexual function and the health and wellness of the entire body. We have developed proprietary formulations that target certain physiological conditions which we intend to market and sell to the public.

Taoist Medicinal Product Line

      Taoist medicinal healing sciences have been incorporated into a broad spectrum of medical practices and treatments in the People's Republic of China and are collectively known as traditional Chinese medicine. From a global perspective, medical treatments are divided into two broad categories: western medicine and traditional Chinese medicine. In the United States and other western countries, traditional Chinese treatments have been labeled "alternative medicine" or "holistic medicine." The products in our Taoist Medicinal product line are considered to be dietary supplements. They are based on the principles of traditional Chinese medicine and Taoist healing sciences. Taoism is an ancient worldview that acknowledges the movement towards balance inherent in all things. Our Taoist Medicinal product line is intended to enhance the cardiovascular system, strengthen the immune system, enhance the respiratory system, improve liver and kidney function, increase overall vitality and longevity and enhance sexual function.

Multi-Vitamins and Supplements

      This product line will offer a full compliment of 100% natural multi-vitamins and multi-mineral food supplements. These products are intended to support the immune system, increase energy, provide stress relief, strengthen bones, enhance mental clarity and support relaxation and overall vitality.

Results of Operations

      We had a net loss of $317,831 for the three months ended June 30, 2005 as compared to a net loss of $249,484 for the three months ended June 30, 2004. The increase in net loss was the result of an increase in operating expenses. For the three months ended June 30, 2005, we incurred $37,589 of advertising and promotional expenses, $177,073 of consulting fees, $54,000 of management fees, and $32,383 of professional fees. Our operating expenses for the three months ended June 30, 2005 were offset by a decrease in research and development expenses as compared to the same period in 2004.

      We had a net loss of $2,086,820 for the six months ended June 30, 2005 as compared to a net loss of $319,434 for the six months ended June 30, 2004. The increase in net loss was the result of an increase in operating expenses. For the six months ended June 30, 2005, we incurred $46,302 of advertising and promotional expenses, $389,525 of consulting fees, $1,359,999 of expenses due under licensing agreements as compared to the same period in 2004 when we did not incur any expense in connection with amounts due under licensing agreements, $84,000 of management fees, and $152,870 of professional fees.

      Net loss of $4,406,442 for the period from April 3, 2002 (inception) to June 30, 2005 included of $93,312 of advertising and promotional expenses, $820,661 of consulting fees, $1,542,873 of expenses due under licensing agreements, $43,742 of interest and bank charges, $79,597 of loss incurred in connection with the settlement of debts, $893,000 of management fees, $478,914 of professional fees, $42,535 of rent and $366,306 of expenses associated with the costs of research and development.

Liquidity and Capital Resources

      As of June 30, 2005, we had cash of $28,686 and current liabilities of $450,275. As of June 30, 2005, we had a working capital deficiency of $411,855 and an accumulated deficit of $4,406,442. With our current resources we expect to be able to satisfy our cash requirements through December 31, 2005. In order to sustain our current level of operations, we will need to raise at least $1million over the next six to twelve months. In order to expand our business, fund future development and begin marketing and selling our three product lines we will need to raise at least $5 million over the next six to twelve months. We intend to seek outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions. We have not yet sought any commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

      We have no off balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

Future Development

      We expect to focus our resources over the next six to twelve months on expanding the scope of our three product lines, and expanding our business operations from Canada into the United States and Europe. To expand our operations, we plan to implement a worldwide marketing strategy for our products, and develop our website that we launched in May of this year to allow for Internet purchases. Our worldwide marketing strategy involves a website that has multi-language and multi-currency capabilities, media advertising in multiple countries and distribution agreements throughout the world.

      As we attempt to grow, we intend to establish regional sales teams in the United States and ultimately internationally. These sales teams will work with distributors and retailers in their regions to promote and sell our products. Also, together with investor relations consultants we will attempt to develop a marketing plan to promote our brand name and product lines. Currently, we do not have any agreements with retail or wholesale distributors. Our management will attempt to work to negotiate and enter into retail and wholesale distribution agreements for our products over the next six to twelve months. We will also attempt to open retail outlets in large cities in North America, Europe and the People's Republic of China over the next five years. We have not yet located any sites to establish retail stores, but are initially looking for locations in New York, Los Angeles, San Francisco, Seattle, Las Vegas or other large cities in the United States. We anticipate that we will open our first retail storefront in the United States within the next six to twelve months.

      If we are successful in raising $5 million of financing in order to expand our business and fund future development, we anticipate the following expenses over the next twelve months: (a) $150,000 to develop our Internet website and e-commerce system; (b) $150,000 for media advertising to promote our brand name;
(c) $200,000 for our research and development program; (d) $2,000,000 to establish our first retail outlet in the United States, including an integrated inventory management/manufacturing/sales computer system; (e) $200,000 for an investor relations program; (f) $500,000 for professional and consultant fees; and (g) $1,800,000 for general working capital, including product development, inventory, and general and administrative expenses. We do not expect to purchase or sell significant equipment or to significantly increase the number of our employees over the next twelve months.

      If we are only successful in raising $1 million of financing to sustain our current level of business operations, we anticipate the following expenses over the next twelve months: (a) $20,000 to develop our Internet website and e-commerce system; (b) $200,000 for media advertising to promote our brand name;
(c) $60,000 for our research and development program; (d) $250,000-$400,000 to begin the process of establishing our first retail outlet in the United States;
(e) $50,000 for an investor relations program; (f) $150,000-$250,000 for professional and consultant fees; and (g) $200,000-$300,000 for general working capital, including product development, inventory, and general and administrative expenses. We do not expect to purchase or sell significant equipment or to significantly increase the number of our employees over the next twelve months.

Research and Development

      We expect to pay approximately $200,000 over the next six months to scientific consultants in the People's Republic of China to identify and work with new product candidates held by third parties that we will ultimately attempt to acquire the rights to. Each of the formulations would be considered by the FDA to be unapproved new drugs and will require approval by the FDA or foreign regulators before we can sell them. If approval of such products by the FDA or foreign regulators is delayed or cannot be obtained, we will be forced to delay our plans to market and sell these products. Any delay could adversely affect our operations.

      As part of our growth strategy, we are currently in negotiations with respect to a number of product candidates that we intend to license or acquire for development and commercialization. Proposing, negotiating and implementing an economically viable product acquisition or license is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of product candidates. We may not be able to acquire or license the rights to additional product candidates on terms that we find acceptable, or at all. If we are successful acquiring such product candidates, we will be required to raise additional capital for research and development, regulatory review and marketing efforts associated with such products. This will require substantial investment before our new product candidates could provide us with any revenue. We intend to seek outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions, in order to fund our research and development efforts. We have not yet sought any commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

      We also plan to add VG-ALLERGY, VG-EYE and VG-ANTI-TUMOR to the products in our King of Herbs product line. We acquired the rights to each of these products under a purchase agreement dated May 1, 2004 with Julianna Lu, our founder and principal executive officer, and Xiao Fei Yu, our President and one of our directors. VG-ALLERGY is a product designed to reduce allergic reactions of the human body. VG-EYE is formulated to prevent deterioration of eyesight. VG-ANTI-TUMOR is formulated specifically to prevent cancerous growths for cancer patients who are undergoing chemotherapy treatment. Each of these products would be considered an unapproved new drug by the FDA and will require an approved New Drug Application before the products can be marketed in the United States. No clinical trials have been conducted for these products. The New Drug Application process is expensive, lengthy and rigorous requiring extensive nonclinical and clinical trials to be successfully conducted. We intend to seek outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions, in order to fund this process. We have not yet sought any commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. Additionally, there is no guarantee that the FDA would accept the data or approve any New Drug Applications for these products. If approval of these products by the FDA or foreign regulators is delayed or cannot be obtained, we will be forced to delay our plans to market and sell these products to consumers.

Risk Factors

      Our business involves a high degree of risk. Any of the following risks could materially and adversely affect our business, financial condition, and results of operations. This could cause the trading price of our common stock to decline, with the loss of part or all of an investment in our common stock.

Risks Related to our Financial Condition

Our financial status creates doubt whether we will continue as a going concern.

      We reported net losses totaling $2,086,820, $2,098,276 and $149,673 for the periods ended June 30, 2005, December 31, 2004 and December 31, 2003, respectively. As of June 30, 2005 we had a working capital deficiency of $411,855 (current assets less current liabilities) and an accumulated deficit of $4,406,442. With our current resources we expect to be able to satisfy our cash requirements through December 2005. In order to expand our current business operations, fund future development and market and sell our three existing product lines we will need to raise at least $5 million in financing over the next twelve months. We intend to raise additional working capital either through private placements, public offerings and/or bank financing. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose the entire amount of their investment.

We need significant infusions of additional capital, which may result in dilution to our shareholders' ownership and voting rights in our company.

      Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $1 million of outside funding in order to sustain our current business operations over the next twelve months, and at least $5 million of outside funding in order to expand our business, fund future development and market and sell our three existing product lines. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. If we fail to arrange for sufficient capital in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

Risks Related to our Business

We are a development stage company and have a limited operating history upon which an evaluation of our company can be made. For that reason, it would be difficult for a potential investor to judge our prospects for success.

      We were organized in April 2002 and have had limited operations since our inception from which to evaluate our business and prospects. There can be no assurance that our future proposed operations will be implemented successfully or that we will ever have profits. If we are unable to sustain our operations, our shareholders may lose their entire investments. We face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs. As a new business, we may encounter delays and other problems in connection with the methods of product distribution that we implement. We also face the risk that we will not be able to effectively implement our business plan. In evaluating our business and prospects, these difficulties should be considered. If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

If we fail to adequately protect or enforce our intellectual property rights, competitors may produce and market products similar to ours. In addition, we may be subject to intellectual property litigation and infringement claims by third parties.

      Our ability to compete effectively is dependent upon the proprietary nature of the designs, processes, technologies and materials owned by, used by or licensed to us. All of our intellectual property rights are based on common law and our license agreements with Hotway Nutraceuticals Canada Co., Ltd. and from rights to herbal supplement formulas that we obtained from our principal officers, Ms. Julianna Lu and Mr. Xiao Fei Yu. We do not own and have not applied for patents, trademarks or any other registrations of our intellectual properties. Although we attempt to protect such proprietary properties, both in the United States and in foreign countries through trade secret laws and non-disclosure agreements, these may be insufficient. In addition, because of the differences in foreign laws concerning proprietary rights, our products may not receive the same degree of protection in foreign countries as they would in the United States. We may not always be able to successfully protect or enforce our proprietary properties against competitors, which may materially adversely affect our business.

      In addition, although we do not believe that our products infringe the rights of others and while to date we have not been subject to such claims, in the future we may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products. A successful claim of trademark, patent or other intellectual property infringement against us could adversely affect our growth and profitability, in some cases materially. Others may claim that our proprietary or licensed products are infringing their intellectual property rights, and that our products may infringe those intellectual property rights. If we are found to have infringed on the intellectual property rights of another party, licenses for such intellectual property may not be available on favorable terms or at all. If someone claims that our technology or products infringe their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. We also may be subject to significant damages or injunctions preventing us from manufacturing, selling or using some aspect of our products in the event of a successful claim of patent or other intellectual property infringement. Any of these adverse consequences could have a material adverse effect on our business and profitability.

We may incur material product liability costs.

      We are in the business of formulating and selling nutritional supplements for human consumption. As a distributor of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. We may be subject to various product liability claims, including, among others, allegations that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. In addition, although our manufacturers maintain quality controls and procedures with respect to products that we sell, our products could contain contaminated substances. All of the products we sell are produced by third-party manufacturers. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture even though we have no control over the manufacturing procedures used in connection with the production of these third-party products. We are in the process of applying for product liability insurance. Such insurance, once obtained, may not be available at a reasonable cost, or may not be adequate to cover liabilities.

If we are not able to manage growth of our business, our financial condition and results of operations will be negatively affected.

      Over the next six to twelve months we will attempt to launch our King of Herbs, Taoist Medicinal and Vitamins and Supplements products lines. We have not yet implemented any marketing and distribution strategies. Accordingly, we may experience a period of significant growth. While we have not experienced problems with growth of our business in the past, any future growth could cause significant strain on our managerial, operational, financial and other resources. Success in managing this expansion and growth will depend, in part, upon the ability of our senior management to effectively manage the growth of our business. Any failure to manage the proposed growth and expansion of our business could have a material adverse effect on our financial condition and results of operations.

If we fail to acquire and develop other products or product candidates, we may be unable to grow our business.

      We license the rights to a majority of our products from outside third parties. As part of our growth strategy, we intend to license or acquire additional products and product candidates for development and commercialization. The success of this strategy depends upon our ability to identify, select and acquire the right product candidates. Any product candidate we license or acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by regulatory authorities. All product candidates are prone to the risks of failure inherent in product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective. In addition, we cannot assure you that any products that we license or acquire will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace. Proposing, negotiating and implementing an economically viable product acquisition or license is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of product candidates. We may not be able to acquire or license the rights to additional products on terms that we find acceptable, or at all.

If our relationships with our manufacturers terminate, or their facilities are damaged or destroyed, we may be unable to develop or commercialize our products.

      Currently, only a limited number of companies manufacture our products. The number of contract manufacturers with the expertise, required regulatory approvals and facilities to manufacture our product candidates on a commercial scale is extremely limited, and it would take a significant amount of time to arrange for alternative manufacturers. If any of our manufacturers fail to deliver the required commercial quantities of bulk substance or finished product on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we will likely be unable to meet customer demand as we begin to market and sell our existing product lines.

The loss of our current management team could have a material adverse effect on our business. If we are not able to retain additional key personnel, our business could suffer.

      Our success depends to a large degree upon the skills of our current management team and advisors, including Ms. Julianna Lu and Mr. Xiao Fei Yu, and upon our ability to identify, hire, and retain additional senior management, sales, marketing, scientific, and financial personnel. Although, to date we have not experienced problems attracting and retaining key personnel, we may encounter such problems in the future as we grow and expand our operations. The loss of any of our current executives, employees, or advisors or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business. To our knowledge, none of our key employees has plans to retire or leave us in the near future. We do not have "key person" insurance on the lives of any of our management team.

Risks Related to our Industry

The nutritional supplements industry is intensely competitive. We have many well-established competitors with substantially greater financial and other resources than us. These factors may make it more difficult for us to successfully implement our business plan and may adversely affect our results of operations.

      The nutritional supplements industry is a large, highly fragmented and growing industry, with no single industry participant accounting for more than 10% of total industry retail sales. Participants include specialty retailers, supermarkets, drugstores, mass merchants (wholesalers), multi-level marketing organizations, mail order companies and a variety of other smaller participants. The market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. Increased competition from companies that distribute through retail or wholesale channels could have a material adverse effect on our financial condition and results of operations. Some of the nutraceutical companies that we will compete with are Weider Nutrition International, Inc., USANA Health Sciences Inc., Nature's Sunshine Products, Inc. and Herbalife International, Inc. We are a development stage business and the only revenues we have received from product sales since inception were nominal and were generated during 2004. Accordingly, we have not been operational long enough to experience any of the above problems. However, since we are a development stage business, most, if not all companies in our industry have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities greater than ours. In addition, our competitors may be more effective and efficient in integrating new products. We may not be able to compete effectively and any of the factors listed above may cause price reductions, reduced margins and difficulties in gaining market share.

Compliance with governmental regulations may impose additional costs, which may adversely affect our financial condition and results of operations.

      The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products are subject to regulation by one or more federal agencies, including the Health Protectorate Branch in Canada, the FDA, the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Customs and Border Protection and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which our products are sold.

      The FDA may attempt to regulate any of our products that fall within its jurisdiction, and the FTC has jurisdiction to regulate the advertising of our products that fall within its jurisdiction. The FDA may not accept the evidence of safety for any new ingredients that we may want to market, may determine that a particular product or product ingredient presents an unacceptable health risk, may determine that a particular statement of nutritional support that we want to use is an unacceptable drug claim or an unauthorized version of a food "health claim," may determine that a particular product is an unapproved new drug, or the FDA or the FTC may determine that particular claims are not adequately supported by available scientific evidence. Such a determination would prevent us from marketing particular products or using certain statements of nutritional support on our products. One of the key areas of our development focus is the specialty supplements category, which includes products that are directed at particular nutritional concerns. The FDA may not agree with our statements of nutritional support as to a particular specialty supplement or permit us to promote our specialty supplements directed at particular nutritional concerns. We also may be unable to disseminate third-party literature in connection with our products if the third-party literature fails to satisfy certain requirements. In addition, the FDA could require us to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any products that we are required to remove from the market, any of which could be material. Any such product recalls or removals could lead to liability, substantial costs and reduced growth prospects.

      Although the regulation of dietary supplements is less restrictive than the regulation of drugs, dietary supplements may not continue to be subject to less restrictive regulation. Many of our dietary supplements contain traditional Chinese herbs which may or may not have been previously evaluated by the FDA. All herbs marketed in dietary supplements in the United States must be Generally Recognized as Safe (GRAS). The FDA maintains a list of problems herbs. If any of the herbs in our products appeared on the FDA's list, or if the agency determined there were issues concerning their safety, we would not be able to market the products containing these ingredients in the United States. We have not determined whether any of the herbs in our products are on the FDA's list of problem herbs and we have not determined whether any such herbs are Generally Recognized as Safe. If any of the herbs in our products have not been evaluated by the FDA and are not Generally Recognized as Safe, then we would not be permitted to sell products containing them in the United States. Any such prohibition could materially adversely affect our results of operations and financial condition.

      Further, if more stringent statutes are enacted for dietary supplements, or if more stringent regulations are promulgated, we may not be able to comply with such statutes or regulations without incurring substantial expense, or at all. Legislation has been introduced in Congress to impose substantial new regulatory requirements for dietary supplements including adverse event reporting, post market surveillance requirements, FDA reviews of dietary supplement ingredients, safety testing and records inspection. If enacted, any of the proposed legislation may result in difficulty getting our products to the market and could raise our costs and hinder our business.

      In addition, we expect that the FDA soon will adopt the proposed rules on Good Manufacturing Practice in manufacturing, packaging, or holding dietary ingredients and dietary supplements, which will apply to the products we manufacture. These regulations will require dietary supplements to be prepared, packaged and held in compliance with strict rules, and will require quality control provisions similar to those in the Good Manufacturing Practice regulations for drugs. We may not be able to comply with the new rules without incurring additional expenses.

      Each of our products imported into the United States may be blocked at the border by U.S. Customs. The FDA could issue Import Alerts for any of our products if the agency considers them to be misbranded, adulterated and/or unapproved new drugs.

      The FTC exercises jurisdiction over the advertising of dietary supplements. In the past, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. These enforcement actions have often resulted in consent decrees and the payment of civil penalties by the companies involved.

      We are also subject to regulation under various state, local, and international laws that include provisions governing, among other things, the processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products that are deemed "dietary supplements" or "over-the-counter drugs." Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of certain of our products.

      In addition, from time to time in the future, Congress, the FDA, the FTC or other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to us, repeal laws or regulations that we consider favorable to us or impose more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations or to predict the effect additional governmental regulation, when and if it occurs, would have on our business in the future. Such developments could, however, require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, or other new requirements. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Common Stock

There is a limited public market for our common stock. Failure to develop or maintain a trading market could negatively affect the value of our shares and make it difficult or impossible for shareholders to sell their shares.

      On April 18, 2005, our common stock was approved for quotation on the OTC Bulletin Board under the symbol "CHHH." To date there is a limited trading market in our common stock on the OTC Bulletin Board. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for our shareholders to sell their shares or recover any part of their investment in us. The market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our stock.

      The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

      - that a broker or dealer approve a person's account for transactions in penny stocks; and

      - the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

      In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      - obtain financial information and investment experience objectives of the person; and

      - make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

      The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

      - sets forth the basis on which the broker or dealer made the suitability determination; and

      - that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

      Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

      Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 3. Controls and Procedures.

      (a) Evaluation of Disclosure Controls and Procedures.

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

      (b) Changes in Internal Controls.

      There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      On May 1, 2005, we issued options to purchase 600,000 shares of common stock to Bevitor Holding Ltd. and James Simpson pursuant to the terms of a consulting agreement, dated May 1, 2005. The options are exercisable at $0.30 per share and expire on the earlier of (1) June 16, 2009 or (2) thirty (30) days after termination of the consulting agreement. The value of the services to be provided by Bevitor Holding Ltd. and Mr. Simpson is estimated to be $180,000.

      On May 1, 2005, we issued options to purchase 150,000 shares of common stock to Dick Wu pursuant to the terms of a consulting agreement, dated May 1, 2005. The options are exercisable at $0.30 per share and expire on April 30, 2006. On May 1, 2005, we also issued options to purchase 150,000 shares of common stock to Mr. Wu at $0.80 per share, exercisable until the earlier of April 30, 2007 or thirty (30) days after termination of the consulting agreement. The value of the services to be provided by Mr. Wu is estimated to be $165,000.

      On March 22, 2005, we issued 250,000 shares of common stock to Richard A. Friedman in consideration of legal services to be rendered. 150,000 of such shares were registered on a Form S-8 filed with the Securities and Exchange Commission on June 24, 2005. The value of the services to be provided by Mr. Friedman is estimated to be $75,000.

      All of the foregoing issuances were exempt from registration under Section 4(2) of the Securities Act and/or Regulation S, promulgated pursuant to the Securities Act of 1933, as amended. None of the purchasers who received shares under Regulation S are U.S. persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c). Such purchasers acknowledged that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Number    Description
--------------    --------------------------------------------------------------
10.1              Letter termination agreement signed by China Health Holding,
                  Inc., National Media Associates and Michael Baybak
                  (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 9, 2005).

10.2 Executive Management Services Agreement dated April 28, 2005 with Julianna Lu (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 11, 2005).

10.3 IR Consulting Services Agreement dated May 1, 2005 with Bevitor Holding Ltd and James Simpson (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 11, 2005).

10.4 Consulting Agreement dated May 1, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 11, 2005).

10.5 IR Consultant Agreement entered into as of June 9, 2005 by and between China Health Holding, Inc. and CEOcast, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 15, 2005).

10.6 China Health Holding, Inc. 2005 Incentive Stock Plan (Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on June 24, 2005).

10.7 Compensation Agreement dated June 21, 2005 with Sichenzia Ross Friedman Ference LLP (Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on June 24,
                  2005).

21                Subsidiaries of China Health Holding, Inc.

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHINA HEALTH HOLDING, INC.

Dated: August 15, 2005                 /s/ Julianna Lu
                                       ------------------
                                       Chief Executive Officer, Principal
                                       Financial Officer, Principal
                                       Accounting Officer, Treasurer and
                                       Chairman of the Board of Directors