Form 10QSB
period 2005-09-30
China Health Holding, Inc.
filed 2005-11-14
CIK 1302331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
________________________________________________________________________________

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the First Quarter Ended September 30, 2005


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

________________________________________________________________________________


                       Commission File Number 333-119034

                           CHINA HEALTH HOLDING, INC.
        (Exact name of small business issuer as specified in its charter)

                     NEVADA                                98-0432681
 (State or other jurisdiction of incorporation           (IRS Employer
                 or organization)                      Identification No.)


SUITE 600 - 666 BURRARD STREET, PARK PLACE                     (604) 608-6788
 VANCOUVER, BRITISH COLUMBIA, CANADA            V6C 2X8          (Issuer's
(Address of principal executive office)      (Postal Code)    telephone number)

                           Julianna Lu, B.Sc. & M.Sc.
                             Chief Executive Officer
                     666 Burrard St., Park Place, Suite 600
                   Vancouver, British Columbia, Canada V6C 2X8
                               Phone 604-608-6788

                                 WITH COPIES TO:

                             Richard Friedman, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                               Phone 212-930-9700


Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [ x ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No  [ x ]

Total revenues for quarter ended September 30, 2005 were $0.

As of November 10, 2005 there were 44,722,290 shares of issuer's common stock issued and outstanding.
________________________________________________________________________________

                           CHINA HEALTH HOLDING, INC.
                                   FORM 10-QSB
                 For the Fiscal Quarter Ended September 30, 2005
________________________________________________________________________________

Part I
                                                                           Page
                                                                           ----

Item 1.  Financial Statements.                                               3

Item 2.  Management's Discussion and Analysis or Plan of Operations.        19

Item 3.  Controls and Procedures                                            33

Part ll
                                                                           Page
                                                                           ----

Item 1.  Legal Proceedings.                                                 34

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds         34

Item 3.  Defaults Upon Senior Securities                                    34

Item 4.  Submission of Matters to a Vote of Security Holders.               34

Item 5.  Other Information                                                  34

Item 6. Exhibits.                                                           34

Signatures.                                                                 35

                            CHINA HEALTH HOLDING INC.

                          (a development stage company)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
                                   (Unaudited)






    CONSOLIDATED BALANCE SHEETS

    INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

    INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS
_______________________________________________________________________________________________________
                                                                   September 30,        December 31,
                                                                       2005                2004
                                                                        $                   $
                                                                   (Unaudited)
_______________________________________________________________________________________________________


                                     ASSETS

CURRENT ASSETS
    Cash                                                              11,193                3,511
    Prepaid expenses (Note 7)                                          2,278              349,750
                                                                 -----------           ----------
                                                                      13,471              353,261

FIXED ASSETS, net of depreciation (Note 4)                            13,995                5,132

INTANGIBLE ASSETS (Note 3)                                                 3                    2

_______________________________________________________________________________________________________

                                                                      27,469              358,395
=======================================================================================================


                                   LIABILITIES

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                          28,531               24,172
     Due to shareholders (Note 5)                                    559,400              335,014
                                                                 -----------           ----------
                                                                     587,931              359,186
                                                                 -----------           ----------


                            STOCKHOLDERS' DEFICIENCY

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 6)
       Common stock, $0.001 par value, 300,000 shares authorized      44,807               36,523
       44,807,290 (2004-36,522,700)issued and outstanding
       Preferred stock, $0.001 par value 20,000,000
          shares authorized, Nil shares issued and outstanding             -                    -
       Additional paid-in capital                                  5,039,411            2,293,570
       Deficit accumulated during the development stage           (5,456,755)          (2,319,622)
       Shares to be returned for cancellation (Note 7(b))           (175,000)                   -
       Accumulated other comprehensive loss                          (12,925)             (11,262)
                                                                 -----------           ----------
                                                                    (560,462)                (791)
_______________________________________________________________________________________________________

                                                                      27,469              358,395
=======================================================================================================

GOING CONCERN (Note 2(a))
COMMITMENTS (Note 3 and 9)


 The accompanying notes are an integral part of these interim consolidated financial statements

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
__________________________________________________________________________________________________________________________________
                                                                                                                         April 3,
                                                         Three months     Three months   Nine months      Nine months     2002
                                                             ended          ended         ended            ended       (inception)
                                                           Sept 30,       Sept 30,       Sept 30,         Sept 30,      to Sept 30,
                                                             2005           2004          2005             2004           2005
                                                               $              $             $                $              $
__________________________________________________________________________________________________________________________________

SALES                                                             -          2,474              -           6,495          7,305
                                                         ----------    -----------  -------------     -----------    -----------

EXPENSES
 Advertising and promotion                                   19,626          8,226         65,928          13,559        112,938
 Amortization of intangible assets                                -              -              -           5,700          7,125
 Consulting fees (Note 7)                                   899,495        292,649      1,271,020         326,565      1,702,156
 Depreciation of tangible assets                              1,039            305          2,298             652          3,310
 Foreign exchange loss (gain)                                (2,725)             -          4,559               -          5,828
 Licensing rights (Note 3)                                        -              -      1,359,999               -      1,542,873
 Interest and bank charges                                   12,218          7,150         29,844          12,891         55,960
 Loss on settlement of debts and issuance of shares               -              -          9,192          29,297         79,597
 Management fees (Note 8)                                    72,000        611,500        174,000         647,500        983,000
 Office                                                       2,058          3,125          7,063           6,960         19,376
 Professional fees (Note 7)                                  29,239        223,843        182,109         232,234        508,153
 Rent                                                         5,507          4,275         15,361          12,172         48,042
 Research and development (Note 3)                                -        185,807              -         366,306        366,306
 Investor relations Trips                                    11,856            163         15,760           5,315         24,181
 Vehicle                                                          -             14              -           1,361          5,215
                                                       ------------    -----------     ----------     -----------    -----------
                                                          1,050,313      1,337,057      3,137,133       1,660,512      5,464,060
                                                       ------------    -----------     ----------     -----------     ----------

NET LOSS FOR THE PERIOD                                  (1,050,313)    (1,334,583)    (3,137,133)     (1,654,017)    (5,456,755)
==================================================================================================================================
BASIC NET LOSS PER SHARE                                      (0.02)         (0.04)         (0.08)          (0.05)
==================================================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     43,234,176     34,249,167     41,175,039      32,169,841
==================================================================================================================================

 The accompanying notes are an integral part of these interim consolidated financial statements

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
___________________________________________________________________________________________________________________________
                                                                                                                April 3,
                                                                        Nine months        Nine months            2002
                                                                           ended              ended           (inception)
                                                                          Sep 30,            Sep 30,           to Sept 30,
                                                                           2005               2004                2005
                                                                            $                  $                   $
___________________________________________________________________________________________________________________________

OPERATING ACTIVITIES
       Net loss                                                         (3,137,133)        (1,654,017)         (5,456,755)

       Items not affecting cash
          Accrued interest                                                  28,433              8,491              53,286
          Amortization of intangible assets                                      -              5,700               7,125
          Depreciation of tangible assets                                    2,298                652               3,310
          Licensing rights                                               1,359,999                  -           1,542,873
          Loss on settlement of debts and issuance of  shares                9,192             29,297              79,597
          Non cash expenses                                              1,342,670            613,046           2,205,064
          Stock-based compensation                                         156,056            851,875           1,065,431
                                                                        ----------         ----------          ----------
                                                                         (238,485)           (144,956)           (500,069)
                                                                        ----------         ----------          ----------

       Changes in non-cash working capital
          Prepaid expenses                                                       -               (813)               (832)
          Accounts payable and accrued laibilities                           4,359             (3,136)             36,912
                                                                        ----------         ----------          ----------
                                                                          (234,126)          (148,905)           (463,989)
                                                                        ----------         ----------          ----------

INVESTING ACTIVITIES
       Purchase of fixed assets                                            (11,160)            (3,626)            (17,304)
                                                                        ----------         ----------          ----------

FINANCING ACTIVITIES
       Issuance of common stock                                            245,000            119,944             513,697
       Net (repayment) advances from shareholders                            9,631             57,910              (8,286)
                                                                        ----------         ----------          ----------
                                                                           254,631            177,854             505,411
                                                                        ----------         ----------          ----------

EFFECT OF EXCHANGE RATE CHANGES                                             (1,663)            (3,982)            (12,925)
                                                                        ----------         ----------          ----------

INCREASE (DECREASE) IN CASH                                                  7,682             21,341              11,193

CASH, BEGINNING OF PERIOD                                                    3,511                282                   -
                                                                        ----------         ----------          ----------

CASH, END OF PERIOD                                                         11,193             21,623              11,193
                                                                        ==========         ==========          ==========



SUPPLEMENTAL DISCLOSURES
    Interest paid                                                                -                  -                   -
    Taxes paid                                                                   -                  -                   -
                                                                        ===========        ==========          ==========

SUPPLEMENTARY NON-CASH INFORMATION (Note 7)

 The accompanying notes are an integral part of these interim consolidated financial statements


                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
________________________________________________________________________________

1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

     China Health Holding Inc. (the "Company") is a Nevada company incorporated on April 3, 2002 as A E&E Pharma Corporation. The Company changed its name to China Health Holding Inc. on May 25, 2004. The Company is a development stage company that is engaged in the development, marketing and manufacturing of innovative enhanced traditional Chinese medicinal herbal supplement product lines. The Company's product lines includes dietary food supplements that are helpful in strengthening the immune system and cardio-cerebral vascular function as well as promoting overall physical and mental health.. The Company's three primary product lines include the King of Herbs-based products, the Taoist herbal medicinal products and a line of natural multi-vitamins and supplements. All of the Company's products are based on traditional Chinese medicine and the principals of Taoism (see
     Note 3).

     The Company's three main product lines offers proprietary natural herbal supplements and is protected by China Health Holdings. All of China Health Holding's product lines are currently manufactured for the Company in accordance with the Good Manufacturing Standards of Canada, the US and China.

     The Company plans to introduce a line of natural skin care and cosmetic products as well as to develop new products based on its knowledge of traditional Chinese medical practice. Please visit China Health Holding, Inc.'s website www.chinahealthholding.com for Company Profile details.


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

     On April 29, 2005, the Company formed two wholly-owned subsidiaries, China Health Pharmaceutical Corporation and China Health World Trade Corporation.


     UNAUDITED INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
________________________________________________________________________________

2.   SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

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

     a)   Consolidation

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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
________________________________________________________________________________

2.   SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
________________________________________________________________________________

2.   SIGNIFICANT ACCOUNTING POLICIES - CONT'D
________________________________________________________________________________

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

     j)   Income taxes

          The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2005 full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
________________________________________________________________________________

2.   SIGNIFICANT ACCOUNTING POLICIES - CONT'D
________________________________________________________________________________

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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
________________________________________________________________________________

2.   SIGNIFICANT ACCOUNTING POLICIES - CONT'D
________________________________________________________________________________

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



________________________________________________________________________________

3.   INTANGIBLE ASSETS
________________________________________________________________________________

     a)   Asset purchase agreement

          Pursuant to an asset purchase agreement dated May 1, 2004, the Company acquired from the Company's President and a significant shareholder proprietary rights and formulas to the 26 natural herbal medicinal products that comprise the King of Herbs and Taoist Medicine product lines. In exchange for the proprietary rights and formulas to these products, the Company agreed to pay total consideration as follows:

            - 2,200,000 common shares at a fair value
              of $0.087 per share                                    $ 191,307
            -  Due to shareholders (Note 5)                            175,000
                                                                     --=------
                                                                     $ 366,307
                                                                     =========

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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
________________________________________________________________________________

3.   INTANGIBLE ASSETS - CONT'D
________________________________________________________________________________

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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
________________________________________________________________________________

3.   INTANGIBLE ASSETS - CONT'D
________________________________________________________________________________

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

          (Note 11)

     c)   Asset purchase agreement

          Pursuant to an asset purchase agreement dated March 22, 2005, the Company acquired from the Company's shareholders intellectual rights to 108 "100% Natural Taoist Herbal Medicinal Products" that comprise the Company's Taoist Medicine product lines. In exchange for the rights, the Company agreed to pay total consideration as follows:

            - 4,500,000 common shares at a fair
              value of $0.30 per share                             $ 1,350,000
            - Payable to shareholder                                    10,000
                                                                   -----------
                                                                   $ 1,360,000
                                                                   ===========

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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
________________________________________________________________________________

4.   FIXED ASSETS
________________________________________________________________________________

                                                    Sept 30,         Dec.31,
                                                      2005            2004
                                                        $               $
                                                    --------        --------

    Computer                                          14,601           5,766
    Furniture and Fixtures                             2,704             378
                                                    --------        --------
                                                      17,305           6,144

    Less:  accumulated depreciation                   (3,310)         (1,012)
                                                    --------        --------
                                                      13,995           5,132
                                                    ========        ========

________________________________________________________________________________

5.   DUE TO SHAREHOLDERS
________________________________________________________________________________

     The amount due to shareholders bears interest at 10% per annum, is unsecured and has no specific date of repayment (Note 8).


________________________________________________________________________________

6.   CAPITAL STOCK
________________________________________________________________________________

     The authorized capital of the Company consists of 300,000,000 voting common shares with $0.001 par value and 20,000,000 voting preferred shares with $0.001 par value. On March 28, 2005, the Company increased the authorized common shares from 55,000,000 shares to 300,000,000 shares.

     The Company has issued common shares as follows:

                                                                                                  Additional
                                                                       Common shares                Paid in
                                                                Number           Amounts            Capital          Total
                                                                                    $                  $               $
                                                            -----------------------------------------------------------------
     Balance, December 31, 2004                              36,522,700           36,523          2,293,570        2,330,093
     Issued for cash at $0.25 per share                       1,080,000            1,080            268,920          270,000
     Issued for consulting and professional services
     at an average of $0.40 per share                         2,622,900            2,623            992,277          994,900
     Issued for intellectual rights (Note 3(c))               4,500,000            4,500          1,345,500        1,350,000
     Exercise of option                                          81,690               81              8,088            8,169
     Stock based compensation                                                                       156,056          156,056
     Finder fee paid                                                  -                -            (25,000)         (25,000)
                                                            -----------       ----------         ----------       ----------

     Balance, Sept 30, 2005                                  44,807,290           44,807          5,039,411        5,084,218
                                                            ===========       ==========         ==========       ==========


                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
________________________________________________________________________________

6.   CAPITAL STOCK - CONT'D
________________________________________________________________________________

     The Company has granted stock options as follows:


                                                                Weighted average
                                 Number of   Weighted average      Remaining
                                  Options     Exercise price    contractual Life
                              --------------------------------------------------
 Balance, December 31, 2004      6,600,000         $ 0.11          3.33 years

 Issued                          1,650,000           0.63              -
 Exercised                         (81,690)          0.10              -
 Expired                          (350,000)          0.10              -
 Cancelled                      (1,400,000)          0.13              -
                              --------------------------------------------------

 Balance, Sept 30, 2005          6,418,310         $ 0.16          2.81 years
                              ==================================================


     a) During the first and second quarters, the Company granted 1,200,000 stock options to consultants and officers with an exercise price from $0.30 to $0.80 subject to immediate vesting. The intrinsic value of these options at the date of grant was $Nil. The Company determined that there was no additional fair value resulting from application of the fair value method using the Black Scholes option pricing model as there was no established market for trading in the Company's shares at that tiime and, as such, the volatility factor was 0%. Accordingly, no stock-based compensation was recorded for the options.

     b) During the current quarter, the Company granted 200,000 stock options to consultants with an exercise price of $1.00 subject to immediate vesting. Stock-based compensation of $156,056 was recorded as consulting expense during the period ended September 30, 2005. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:


                Risk-free interest rate                  3.5%
                Dividend yield                             0%
                Volatility factor                        179%
                Expected option life                  2 years


     c) The Company granted 250,000 stock options to a consultant with an exercise price of $1.00. Subsequent to the period ended September 30, 2005, the option was cancelled before the expiry of three-month probation period. Accordingly, no stock-based compensation was recorded in respect of these options.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
________________________________________________________________________________

6.   CAPITAL STOCK - CONT'D
________________________________________________________________________________

     The Company has issued share purchase warrants as follows:

                                          Number of           Weighted Average
                                           Warrants             Exercise Price

          Balance, December 31, 2004        339,000                $ 0.56

          Issued                          1,080,000                  0.75
          Expired                          (219,000)                 0.75
                                          ----------

          Balance, Sept 30, 2005          1,200,000                $ 0.70
                                          =========                ======


     During 2005, the Company issued 1,080,000 units at $0.25 per unit. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase an additional common share for $0.75 and must be exercised within one year of the date the Company's shares commence trading on a United States Stock exchange.


________________________________________________________________________________

7.   SUPPLEMENTARY NON-CASH INFORMATION
________________________________________________________________________________

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

     c) During 2005, the Company issued 2,572,900 common shares with fair values ranging from $0.25 to $0.62 for a total value of $976,750. $901,750 was recorded as consulting expenses and $75,000 was recorded as professional fees.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005


________________________________________________________________________________

8.   RELATED PARTY TRANSACTIONS
________________________________________________________________________________
     The Company has entered into the following related party transactions:

     a) Accrued management and consulting fees to directors, officers and shareholders totalling $202,800 (September 30, 2004 - $60,000);

     b) Accrued interest expense to directors and shareholders totalling $28,433 (September 30, 2004 - $12,375);

     c) Acquired intellectual property from shareholders with a total cost of $1,360,000 (see Note 3 and 7) (September 30, 2004 - $177,200).

________________________________________________________________________________

9.   COMMITMENTS
________________________________________________________________________________

     Pursuant to various management and consulting contracts the Company has committed to pay fees and issue common stock as follows:

     - pay a monthly management fee of $18,000 to the Company's President starting on April 1, 2005 and pay a 3% royalty on gross sales of the Company.
     - pay a monthly consulting fee of $6,000 to a shareholder and officer of the Company.
     - pay a monthly consulting fee of $7,500 for investor relations services.
     - issue 100,000 common shares as compensation for consulting services to an officer on March, 2006.

     (See also Note 3)

________________________________________________________________________________

10.  INCOME TAXES
________________________________________________________________________________

     The Company has incurred operating losses from inception to September 30, 2005 that may be available to offset against future taxable income. The Company has adopted FASB No. 109 for reporting purposes. The potential tax benefit of these losses has not been recorded and a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005


________________________________________________________________________________

11.  SUBSEQUENT EVENTS
________________________________________________________________________________

     Subsequent to the September 30, 2005, the Company entered into the following transactions:

     a) 480,000 common shares were issued from $0.25 to $0.37 per share as compensation for consulting services provided to the Company.

     b) 135,000 stock options were exercised as partial settlement of an outstanding shareholder loan to the Company.

     c) 300,000 stock options were granted to consultants with exercise prices of $0.50 per share for one year.

     d)   the   Company   cancelled   its   licence   agreements   with   Hotway
          Nutraceuticals Canada Co., Ltd. (Note 3(b).

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     We have had nominal revenues since our inception. Our goal is to launch our King of Herbs and Taoist Medicinal product lines and our Vitamins and Supplement product line over the next six to twelve months, provided that we are successful raising at least $5 million of financing during the next three to six months. All of the products for our three product lines are fully developed. We currently outsource our manufacturing to third parties. We anticipate that we will generate revenues from sales of our herbal supplement products (1) through our corporate website, www.chinahealthholding.com that was initially launched in May of this year and our e-commerce website, www.thechinahealth.com that we anticipate launching in early 2006, (2) through the establishment of third party retail and wholesale distribution agreements, and (3) through the establishment of company-owned retail stores and franchises in major cities in North America and the People's Republic of China. Our management will attempt to work to negotiate and enter into retail and wholesale distribution agreements for our products over the next six to twelve months. We will also attempt to open retail outlets in large cities in North America, Europe and the People's Republic of China over the next five years. We have not yet located any sites to establish retail stores, but are initially looking for locations in Beijing, Shanghai, Nanjing and Hong Kong in the People's Republic of China and New York, Los Angeles, San Francisco, Seattle, Las Vegas or other large cities in the United States. We anticipate that we will open our first retail storefront in the People's Republic of China and the United States within the next six to twelve months. We anticipate expanding and developing our operations and sales into the the United States and the People's Republic of China, and thereafter, into regions of Europe and Asia as we continue to grow our business.

     In April 2005, we formed two wholly owned subsidiaries: (1) China Health World Pharmaceutical Corporation; and (2) China Health World Trade Corporation. China Health World Pharmaceutical Corporation and China Health World Trade Corporation both recently started operations and conducting business. We plan to conduct our proposed pharmaceutical operations through China Health World Pharmaceutical Corporation and our proposed sales activities through China Health World Trade Corporation.

     China Health World Trade Corporation will support us in the area of worldwide branding, marketing and distribution of our unique natural medicinal products produced by us. This will involve multi-media marketing and multi-channel distribution to global customers and markets in order to:

     o    Build and maintain worldwide brand recognition of our products;
     o    Establish     global    market     penetration     utilizing    global
          infrastructure/distribution/sales channels worldwide; and
     o Employ uniform market strategy to create worldwide market recognition of our brands.

PRODUCTS

     We  intend  to  market  and  sell  proprietary   neutraceutical   products.
Neutraceuticals are products isolated or purified from plants or other foods that are sold in dosage form. These products are intended to provide certain physiological benefits and/or protection against chronic disease. Neutraceuticals are commonly referred to as "dietary supplements" or "nutritional supplements." Neutraceuticals are generally viewed as preventive supplements, as opposed to drugs, which are active chemical substances used to treat illnesses or symptoms of illnesses. Neutraceuticals represent an alternative approach to medicine, based on nutrition and the health or wellness of the body. Since most of our products are considered to be dietary supplements, as opposed to pharmaceutical products or drugs, our existing product line is not subject to stringent clinical testing. All of our products are manufactured in accordance with Good Manufacturing Practices rules and standards.

KING OF HERBS PRODUCT LINE

     King of Herbs is a term that we use to refer to the main proprietary herbal formulations that are essential to all of our products. The herbs that make up King of Herbs have been used in Chinese medicine to reinforce what is called the body's vital energy source, or qii. Qii is a Chinese medical term for the human body's energy. Our product line is intended to improve immune system and cardio-vascular system, and improve and increase energy and endurance levels, sexual function and the health and wellness of the entire body. We have developed proprietary formulations that target certain physiological conditions which we intend to market and sell to the public.

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

RESULTS OF OPERATIONS

     We had a net loss of $1,050,313 for the three months ended September 30, 2005 as compared to a net loss of $1,334,583 for the three months ended September 30, 2004. The net loss for the three months ended September 30, 2005 consisted primarily of $19,626 of advertising and promotional expenses, $899,495 of consulting fees, $72,000 of management fees, $29,239 of professional fees and $11,856 of investor relations related travel costs. The decrease in net loss was the result of a decrease in operating expenses.

     We had a net loss of $3,137,133 for the nine months ended September 30, 2005 as compared to a net loss of $1,654,017 for the nine months ended September 30, 2004. The net loss for the nine months ended September 30, 2005 consisted primarily of $65,928 of advertising and promotional expenses, $1,271,020 of consulting fees, $1,359,999 of expenses due under licensing agreements as compared to the same period in 2004 when we did not incur any expense in connection with amounts due under licensing agreements, $156,000 of management fees, and $182,109 of professional fees. The increase in net loss was the result of a significant increase in consulting expenses and licensing fees during the six months ended June 30, 2005.

     Net loss of $5,456,755 for the period from April 3, 2002 (inception) to September 30, 2005 included of $112,938 of advertising and promotional expenses, $1,720,156 of consulting fees, $1,542,873 of expenses due under licensing agreements, $55,960 of interest and bank charges, $79,597 of loss incurred in connection with the settlement of debts, $983,000 of management fees, $508,153 of professional fees, $48,042 of rent and $366,306 of expenses associated with the costs of research and development.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2005, we had cash of $11,193 and current liabilities of $587,931. As of September 30, 2005, we had a working capital deficiency of $574,460 and an accumulated deficit of $5,456,755. With our current resources we expect to be able to satisfy our cash requirements through December 31, 2005. In order to sustain our current level of operations, we will need to raise at least $ 1million over the next six to twelve months. In order to expand our business, fund future development and begin marketing and selling our three product lines we will need to raise at least $5 million over the next six to twelve months. We intend to seek outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions. We have not yet sought any commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If adequate working capital is not available, we may be forced to curtail or cease operations.

     As of September 30, 2005, we had oustanding loans to our President Julianna Lu, Vice President XiaoFei Yu and Director Dick Wu of $434,153, $82,000 and $41,663, respectively. There are no formal agreements for when repayment of the loans must be made. The loans accrue interest at the rate of 10% per annum.

     We have no off balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

FUTURE DEVELOPMENT

     We expect to focus our resources over the next six to twelve months on expanding the scope of our three product lines, and expanding our business operations into the People's Republic of China, the United States and Europe. To expand our operations and business, we are implementing and developing our worldwide marketing and distribution strategy and infrastructures for our products and business development, and we are developing and implementing our worldwide e-commerce infrastructure, including our e-commerce website at www.thechinahealth.com. Our worldwide e-commerce website will have multi-language and multi-currency capabilities. Our worldwide e-commerce infrastructure is expected to also include media advertising and distribution agreements in multiple countries.

     We are developing a proprietary enhanced Global Retail and Franchise Infrastructure and System to support the launch of our global retail and franchising operations. The System is expected to be fully operational in about twelve months. The new Global Retail Infrastructure will enable our employees to perform global customer maintenance, process account payments and view a customer's sales history.

     As we attempt to grow, we intend to establish regional sales teams in the United States and ultimately internationally. These sales teams will work with distributors and retailers in their regions to promote and sell our products. Also, together with marketing and sales consultants we will attempt to develop a marketing plan to promote our brand name and product lines worldwide. Currently, we do not have any agreements with retail or wholesale distributors. Our management will attempt to work to negotiate and enter into retail and wholesale distribution agreements for our products over the next six to twelve months. We will also attempt to open retail outlets in large cities in North America, Europe and the People's Republic of China over the next five years. We have not yet located any sites to establish retail stores, but are initially looking for locations in New York, Los Angeles, San Francisco, Seattle, Las Vegas or other large cities in the United States. We anticipate that we will open our first retail storefront in the United States within the next six to twelve months.

     If we are successful in raising $5 million of financing in order to expand our business and fund future development, we anticipate the following expenses over the next twelve months: (a) $150,000 to develop our Internet website and e-commerce system; (b) $150,000 for media advertising to promote our brand name;
(c) $200,000 for our research and development program; (d) $2,000,000 to establish our first retail outlet in the United States, including an integrated inventory management/ manufacturing/sales computer system; (e) $200,000 for an investor relations program; (f) $500,000 for professional and consultant fees; and (g) $1,800,000 for general working capital, including product development, inventory, and general and administrative expenses. We do not expect to purchase or sell significant equipment or to significantly increase the number of our employees over the next twelve months.

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

     As part of our growth strategy, we are currently in negotiations with respect to a number of product candidates that we intend to license or acquire for development and commercialization although no formal agreements with respect to any such proposed products have been entered into. Proposing, negotiating and implementing an economically viable product acquisition or license is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of product candidates. We may not be able to acquire or license the rights to additional product candidates on terms that we find acceptable, or at all. If we are successful acquiring such product candidates, we will be required to raise additional capital for research and development, regulatory review and marketing efforts associated with such products. This will require substantial investment before our new product candidates could provide us with any revenue. We intend to seek outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions, in order to fund our research and development efforts. We have not yet sought any commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

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

RISKS RELATED TO OUR FINANCIAL CONDITION
----------------------------------------

OUR FINANCIAL STATUS CREATES DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     We reported net losses totaling $3,137,133, $2,098,276 and $149,673 for the periods ended September 30, 2005, December 31, 2004 and December 31, 2003, respectively. As of September 30, 2005 we had a working capital deficiency of $574,460 (current assets less current liabilities) and an accumulated deficit of $5,456,755. With our current resources we expect to be able to satisfy our cash requirements through December 2005. In order to expand our current business operations, fund future development and market and sell our three existing product lines we will need to raise at least $5 million in financing over the next twelve months. We intend to raise additional working capital either through private placements, public offerings and/or bank financing. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose the entire amount of their investment.

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

RISKS RELATED TO OUR BUSINESS
-----------------------------

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

IF WE ARE NOT ABLE TO MANAGE GROWTH OF OUR BUSINESS, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED.

     Over the next six to twelve months, we anticipate launching our King of Herbs, Taoist Medicinal and Vitamins and Supplements products lines. We have not yet implemented any marketing and distribution strategies. Accordingly, we may experience a period of significant growth. While we have not experienced problems with growth of our business in the past, any future growth could cause significant strain on our managerial, operational, financial and other resources. Success in managing this expansion and growth will depend, in part, upon the ability of our senior management to effectively manage the growth of our business. Any failure to manage the proposed growth and expansion of our business could have a material adverse effect on our financial condition and results of operations.

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

RISKS RELATED TO OUR INDUSTRY
-----------------------------

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

RISKS RELATED TO OUR COMMON STOCK
---------------------------------

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

ITEM 3.  CONTROLS AND PROCEDURES.

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of September 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting. a)

                                     PART II
                                    ---------

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2005, we issued an aggregrate of 1,720,000 shares of common stock to nine consultants in exchange for services rendered. The aggregate value of the shares issued was $723,525. These issuances are considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On September 1, 2005, we issued 10,000 shares of common stock to Dick Wu, one of our directors, for services rendered. The value of the shares issued was $6,150. Such issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On September 1, 2005, we issued 81,690 shares of common stock to one investor upon the exercise of options at $0.10 per share. Such issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

          31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

          31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

          32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

          32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


China Health Holding, Inc.
(Registrant)

By: /s/ JULIANNA LU                         Dated: November 14, 2005
-------------------
Julianna Lu
Chief Executive Officer (Principal Executive Officer), Principal Financial Officer, Principal Accounting Officer, Treasurer and Chairman of the Board of Directors