Form 10KSB
period 2005-12-31
China Health Holding, Inc.
filed 2006-03-31
CIK 1302331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

 (Mark One)

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

          [_] TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                           CHINA HEALTH HOLDING, INC.
                  ---------------------------------------------
                (Name of small business issuer in its charter)

              NEVADA                                    98-0432681
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                             Julianna Lu, BSc. MSc.
                             Chief Executive Officer
        101 Convention Center Drive, Suite 700, Las Vegas, NV 89107-2001
               (Address of principal executive offices) (Zip Code)
                   Issuer's telephone Number: 1 (877) 883-0979

                                 Mailing Address
     Suite 600 - 666 Burrard St., Park Place, Vancouver, British Columbia,
                                 Canada V6C 2X8

                   Issuer's telephone Number: 1 (604) 608-6788


                                   Copies to:
                            Richard A. Friedman, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                              Phone: (212) 930-9700
                               Fax: (212) 930-9725


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     State issuer's revenues for its most recent fiscal year. $1,671.

     The aggregate market value of the issued and outstanding common stock held by non-affiliates of China Health Holding, Inc. based upon the closing price of the Common Stock as quoted on the Over the Counter Bulleting Board (OTCBB) on March 17, 2006, was approximately $2,670,434.96

     As of March 17, 2006, the issuer had 60,214,551 outstanding shares of Common Stock and 1,000,000 shares of Series "A" Preferred Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                                                   Page
                                     PART I

Item 1.      Description of Business...............................................................  1
Item 2.      Description of Property............................................................... 28
Item 3.      Legal Proceedings..................................................................... 28
Item 4.      Submission of Matters to a Vote of Security Holders................................... 28

                                     PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.............................. 29
Item 6.      Management's Discussion and Analysis or Plan of Operation............................. 35
Item 7.      Financial Statements.................................................................. 47
Item 8.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.. 47
Item 8A.     Controls and Procedures............................................................... 47
Item 8B.     Other Information..................................................................... 47

                                    PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act..................................... 48
Item 10.     Executive Compensation................................................................ 50
Item 11.     Security Ownership of Certain Beneficial Owners and Management........................ 53
Item 12.     Certain Relationship and Related Transactions......................................... 54
Item 13.     Exhibits.............................................................................. 55
Item 14.     Principal Accountant Fees and Services................................................ 58

SIGNATURES......................................................................................... 59

Forward Looking Statement

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1. Description of Business" and Item 6. "Management's Discussion and Analysis", including under the heading "- Risk Factors" under Item 6. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

To the extent that statements in the annual report is not strictly historical, including statements as to revenue projections, business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future collaboration agreements, the success of the Company's development, events conditioned on stockholder or other approval, or otherwise as to future events, such statements are forward-looking, All forward-looking statements, whether written or oral, and whether made by or on behalf of the company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this annual report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions and the amount of growth in the Company's industry and general economy; competitive factors; ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-KSB; its quarterly reports on Forms 10-QSB; and any reports on Form 8-K. In addition, the company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

                                     PART I

Item 1. Description of Business.



     We are a development stage company, founded by our Chairman and Chief Executive Officer, Julianna Lu, in 2002 with the goal of becoming a leading manufacturer, marketer and distributor in the global natural medical and pharmaceutical industry. On April 3, 2002, we were incorporated under the laws of the State of Nevada under the name A E&E Pharma Corporation. On May 25, 2004, we changed our name to China Health Holding, Inc. Our common stock trades on the OTC Bulletin Board under the symbol "CHHH" since April 18, 2005.

     We intend to manufacture, market and distribute proprietary natural medicinal products. Our product lines include:

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

PRODUCTS

     We intend to manufacture, market and sell proprietary neutraceutical products. Neutraceuticals are products isolated or purified from plants or other foods that are sold in dosage form. These products are intended to provide certain physiological benefits and/or protection against chronic disease. Neutraceuticals are commonly referred to as "dietary supplements" or "nutritional supplements." Neutraceuticals are generally viewed as preventive supplements, as opposed to drugs, which are active chemical substances used to treat illnesses or symptoms of illnesses. Neutraceuticals represent an alternative approach to medicine, based on nutrition and the health or wellness of the entire body rather than treating the symptoms of a disease or illness. Since most of our products are considered to be dietary supplements, as opposed to pharmaceutical products or drugs, our existing product line is not subject to stringent clinical testing to which pharmaceutical products are subjected. All of our products are manufactured in accordance with Good Manufacturing Practices rules and standards.

     We also plan to introduce a line of natural skin care and cosmetic products as well as to develop new products based on our knowledge of traditional Chinese medical practice.

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


108 100% NATURAL TAIOIST HERBAL MEDICINAL PRODUCTS
1. Fanxie Jianfei Yin
FUNCTIONS: Purgation, removing stagnancy, obesity treatment
INDICATION: Adiposis

2. Qingshen Yishou Gao
FUNCTIONS: Invigorating spleen and drying damp, obesity treatment, prolong life
INDICATION: Adiposis with pathogenic damp

3. Jianfei Yannian San

FUNCTIONS: Soothing the liver and regulating qi, removing blood stasis and postponing senescence
INDICATIONS: Adiposis, hyperlipaemia, arteriosclerosis

4. Juhua Jueming Yin
FUNCTIONS: Clearing heat and dispelling wind, calming liver-yang and purging liver-fire
INDICATIONS: Hypertension, hyperlipaemia

5. Juhua Jiangya San
FUNCTIONS: Dispelling wind and clearing heat, lowering qi and soothing the liver
INDICATIONS: Hypertension, senile wind-heat common cold in spring

6. Ershi San
FUNCTION: Dispelling wind and relieving exterior syndrome
INDICATIONS:Common cold, fever with chilliness, sore-throat, tonsillitis

7. Qingre Sigen Yin
FUNCTIONS: Clearing heat and cooling blood, dispelling wind and activating collaterals

INDICATIONS: Fever, hyperthermia with lethargy, distortion of the face with crooked mouth and eye due to theoplegia

8. Chaihu Gegen Yin
FUNCTION: Expelling pathogenic factors from muscles and superficies
INDICATION: Wind-cold common cold

9. Yazhicao Yin
FUNCTION: Clearing heat and removing toxic substance
INDICATION: Summer-heat common cold

10. Huoxiang Baizhi Yin
FUNCTIONS: Relieving exterior syndrome to resolve damp, invigorating spleen and regulating stomach
INDICATION: Enterogastric common cold

11. Yesu Tianwang San
FUNCTIONS: Reconciling and expelling pathogenic factors from the superficies, clearing heat and dredging orifices
INDICATIONS: Common cold, malaria, pulmonary tuberculosis, hectic fever

12. Tulianqiao Yin
FUNCTIONS: Clearing heat and removing toxic substance, relieving the exterior syndrome with drugs of pungent taste and cool nature, relieving cough
INDICATIONS: Wind-heat common cold, pharyngodynia, abundant expectoration, cough

13. Ziyang Feiyin Gao FUNCTION: Nourishing yin and lung
INDICATION: Tussis due to deficiency of lung-yin

14. Ermu San
FUNCTIONS: Moisturizing lung and resolving sputum, clearing heat and relieving cough
INDICATION: Tussis due to lung-heat

15. Shixiantao Yin
FUNCTION: Clearing lung-heat to relieve cough
INDICATION: Cough with thin sputum

16. Baibu Donghua San
FUNCTIONS: Clearing lung-heat and lowering qi, eliminating sputum and relieving cough
INDICATIONS: Acute and chronic tussis with wind-heat or wind-cold or wind-dryness syndrome, abundant expectoration or not

17. Xiangling Yin
FUNCTION: Moisturizing lung to relieve cough
INDICATIONS: Tussis due to lung-heat and lung-dryness, pulmonary tuberculosis

18. Chuanbei Baiji San
FUNCTIONS: Moisturizing lung and resolving sputum, clearing heat and relieving cough

INDICATION: Hemoptysis due to tuberculosis

19. Didan San
FUNCTION: Purging fire and clearing heat
INDICATIONS: Laryngopharyngitis, chorditis vocalis, asthma due to acute and chronic bronchitis

20. Qingguteng San
FUNCTION: Clearing heat and removing toxic substance
INDICATIONS: Acute bronchitis, hyperthermia, pectoralgia

21. Juhua Sangye Yin
FUNCTION: Dispelling wind and heat, moisturizing lung to relieve cough
INDICATION: Acute bronchitis

22. Qiupi Mahuang Yin
FUNCTIONS: Clearing heat and removing toxic substance, moisturizing lung to relieve cough
INDICATION: Chronic bronchitis with abundant expectoration and cough

23. Shuanghua Lianqiao Yin
FUNCTIONS: Clearing heat and dissipating sputum, relieving cough and asthma
INDICATION: Chronic bronchitis

24. Sanren Gao
FUNCTIONS: Lowering qi and relieving asthma, removing sputum and resolving stasis
INDICATIONS: Senile chronic bronchitis, pulmonary emphysema

25. Baitan Doukou Yin
FUNCTIONS: Promoting blood circulation to remove blood stasis, dredging meridians and activating collaterals
INDICATIONS: Coronary heart disease, angina pectoris

26. Danshen Honghua Yin
FUNCTIONS: Promoting blood circulation to remove blood stasis, dredging meridians and activating collaterals
INDICATIONS: Coronary heart disease, angina pectoris

27. Huangqi Sanqi Yin
FUNCTIONS: Promoting blood circulation to remove blood stasis, dredging meridians and activating collaterals
INDICATION: Coronary heart disease with hypertension

28. Duzhong Danshen Jiu
FUNCTIONS: Promoting blood circulation to remove blood stasis, dredging meridians and activating collaterals
INDICATIONS: Senile and middle-aged wind-cold-damp arthralgia, numbness of limbs due to sluggishness qi and blood stasis, hemiparalysis due to cerebral thrombosis, coronary heart disease

29. Huoxue Tongluo San
FUNCTIONS: Promoting qi and blood circulation, dispersing wind and dredging meridian
INDICATIONS: Theoplegia premonitory with extremity-numbness, theoplegia sequel with hemiparalysis

30. Xianling Mugua Jiu
FUNCTIONS: Warming kidney and reinforcing yang, eliminating damp and dispelling cold, analgesia
INDICATIONS: Arthralgia, numbness of limbs, lassitude in loin and legs due to deficiency of spleen-yang and kidney-yang, sexual hypoesthesia, sexual impotence, sterility

31. Danggui Huoluo Jiu
FUNCTIONS: Supplementing qi and nourishing blood, dispelling wind and removing damp, analgesia
INDICATIONS: Lumbar muscle strain, scapulohumeral periarthritis, cervical spondylopathy, hemiparalysis due to cerebral thrombosis

32. Baizhu Qufeng Jiu
FUNCTIONS: Dispelling wind and removing damp, relaxing muscles and tendon, promoting blood circulation, reducing swelling and analgesia
INDICATIONS: Rheumatic arthritis, rheumatoid arthritis, sciatica

33. Qufeng Tongluo Jiu
FUNCTIONS: Promoting qi and blood circulation, dispelling wind and dredging collaterals
INDICATIONS: Rheumatic arthritis, rheumatoid arthritis, ischemic necrosis of femoral head

34. Sanqi Huoxue Jiu
FUNCTIONS: Promoting qi and blood circulation, dispelling wind and removing damp
INDICATIONS: Arthrotrauma, stagnation of blood and swelling pain due to traumatic injury, arthritis

35. Xuelian Huoxue Tongluo Yin
FUNCTIONS:Clearing heat and eliminating damp, promoting blood circulation and dredging collaterals
INDICATION: Rheumatic arthritis

36. Wuweizigen Yin
FUNCTION: Dispelling wind and removing damp
INDICATION: Wind-cold or damp-heat arthralgia

37. Xianteng Shuangjian Yin
FUNCTIONS: Removing damp, resolving phlegm, dredging collaterals
INDICATION: Scapulohumeral periarthritis due to stagnation of phlegm-damp

38. Jiuhua Kangshuai Dan
FUNCTIONS: Regulating five zang-organs and six fu-organs, postponing senescence and prolong life
INDICATION: Senilism

39. Fuling Yanshuai Wan
FUNCTIONS: Invigorating spleen to eliminate damp, postponing senescence and prolong life
INDICATIONS: Food retention, marasmus, senilism

40. Baiyun Yanshou Dan
FUNCTION: Supplementing stomach-qi and spleen-qi
INDICATIONS: Chronic sympyom of digestive tract with anorexia, senilism

41. Buqi Yangxue Gao
FUNCTION: Invigorating qi and nourishing blood
INDICATIONS: Marasmus, lassitude, emaciation, anorexia due to deficiency of qi and blood

42. Jianpi Xiaoshi San
FUNCTIONS: Regulating qi and blood, relieving dyspepsia
INDICATIONS: Anorexia and dyspepsia due to deficiency of qi and blood

43. Jiedu Yinyang San
FUNCTION: Clearing heat and removing toxic substance
INDICATION: stomatocace due to damp-heat toxic substance

44. Qinghuo Xuanmen Dan
FUNCTION: Nourishing yin and clearing fire
INDICATION: Chronic stomatocace due to deficiency of spleen-stomach-yin and flaring-up of fire of deficiency type

45. Wenwei San
FUNCTION: Drying damp and warming stomach
INDICATION: Stomach-ache due to stomach deficiency-cold syndrome

46. Zhiweihantong Fang
FUNCTIONS: Warming stomachd, dispelling cold, analgesia
INDICATIONS: Gastric ulcer, chronic gastritis, gastrospasm, stomach-ache due to stomach cold-syndrome

47. Zhiweiretong Fang
FUNCTIONS: Eliminating heat-accumulation, Promoting qi to relieve flatulence, analgesia
INDICATIONS: Chronic gastritis due to Helicobacter pylori, gastric ulcer, stomach-ache due to accumulation of heat in intestine and stomach, abdominal distension and constipation

48. Zhiqizhi Weitong Fang
FUNCTIONS: Regulating qi and promoting blood circulation, relieving pain
INDICATION: Stomach distention and stomach ache due to sluggishness of qi and stasis of blood

49. Zhidanshizheng Yin
FUNCTION: Eliminating gallstones
INDICATION: Cholelithiasis

50. Yujin Jianghuang Tang
FUNCTIONS: Eliminating damp and heat, promoting liver and bile secretion
INDICATIONS: Cholecystitis, inflammation of biliary tract

51. Luxian Sheshe Yin
FUNCTIONS: Nourishing liver, promoting diuresis
INDICATION: Ascites due to cirrhosis of liver

52. Didan Baogan Yin
FUNCTIONS: Purging excess-fire of liver and bile, clearing excess-heat of sanjiao
INDICATION: Cirrhosis of liver

53. Mabian Yangpi Yin
FUNCTION: Relieving flatulence, analgesia, removing stasis, dredging meridians
INDICATIONS: splenomegaly, enlarged ovarian cyst

54. Liniao Xiaozhong Yin FUNCTION: Promoting diuresis to reduce edema
INDICATION: Hydropsy

55. Tinglizi Xiaozhong Yin
FUNCTIONS: Warming and invigorating heart-yang and kidney-yang, reducing edema
INDICATION: Hydropsy

56. Dongguaren Xiaozhong Yin FUNCTION: Promoting diuresis to reduce edema
INDICATION: Hydropsy due to acute and chronic nephritis

57. Sheshe Qingre Jiedu San
FUNCTIONS: Clearing heat and removing toxic substance, promoting diuresis to reduce edema, promoting blood circulation to analgesia
INDICATION: Early lung cancer

58. Sheshe Hujiao San
FUNCTION: Clearing heat and removing toxic substance
INDICATION: Mammary cancer

59. ShuiHuo Jiji Dan
FUNCTIONS: Regulating five zang-organs, clearing heat and removing toxic substance
INDICATIONS: Early stomach cancer, atrophic gastritis, five kinds of strain and seven kinds of impairments, consumptive disease

60. Shoushu Zihua Yin FUNCTION: Removing toxic substance
INDICATIONS: Early carcinoma of esophagus, early carcinoma of cardia of stomach

61. Kushi Muteng San FUNCTION: Removing toxic substance
INDICATIONS: Early carcinoma of esophagus, Early stomach cancer

62. Dangshen Sheshe Yin
FUNCTIONS: Invigorating qi and blood, removing toxic substance
INDICATION: Postoperative maintenance of late gastric cancer

63. WuXing Yishou Dan
FUNCTIONS: Invigorating qi and blood, regulating immunity, prolong life
INDICATION: Tumor of digestive tract due to deficiency of qi-blood and yin-yang

64. Xungu Cilao Yin
FUNCTIONS: Removing toxic substance, nourishing liver, invigorating qi
INDICATION: Early liver cancer

65. Baidu Zhizhu Yin
FUNCTIONS: Clearing heat and removing toxic substance, promoting qi to relieve dyspepsia, resolving mass and stagnation
INDICATION: Early rectal cancer

66. Dihuang Changshou Dan
FUNCTION: Tonifying kidney and invigorating qi
INDICATIONS: Diabetes, marasmus and thirst due to deficiency of kidney

67. Erhuang Yannian San
FUNCTIONS: Tonifying kidney-yin, replenishing essence and blood, strengthening qi
INDICATION: Diabetes

68. Meifa San
FUNCTIONS: Nourishing kidney and brain, nourishing heart and hair
INDICATION: Early graying of hair due to deficiency of blood

69. Dihuang Meifa San
FUNCTION: Nourishing kidney and hair
INDICATION: Early graying of hair due to deficiency of kidney

70. Huangjing Runfu Gao
FUNCTION: Nourishing skin and prolong life

71. Sanjing Meiyan Wan
FUNCTIONS: Nourishing skin and prolong life, obesity treatment

72. Yangyin Runbian San
FUNCTIONS: Nourishing stomach-yin, lubricating bowel to relieve constipation, nourishing skin

INDICATION: Constipation due to deficiency of stomach-yin and body fluid

73. Pugong Shiwei Yin
FUNCTION:Resolving damp and promoting diuresis
INDICATION: Chronic prostatitis

74. Yuanzhi Bujing Wan FUNCTIONS: Tonifying brain and kidney
INDICATIONS: Sexual hypoesthesia, sexual impotence, sleeplessness, amnesia

75. Fuling Huming Wan
FUNCTION: Warming yang of heart and kidney
INDICATION: Sexual impotence

76. Shanyao Bushen Wan FUNCTION: Nourishing kidney-essence
INDICATIONS:  Sexual  hypoesthesia,   sexual  impotence  due  to  deficiency  of
kidney-essence

77. Zhiyangwei Wan FUNCTION: Nourishing kidney-essence INDICATION: Sexual impotence

78. Shijining San FUNCTION: Nourishing kidney-essence INDICATION: Sexual impotence

79. Zishen wan
FUNCTIONS: Nourishing yin and invigorating yang, nourishing kidney-essence
INDICATIONS: Sexual impotence, acyesis

80. Yanshuai Dan
FUNCTIONS:   Nourishing   kidney-essence,    regulating   immunity,   postponing
senescence, prolong life

81. Yangxin Bushen Wan
FUNCTIONS: Warming heart-yang, nourishing kidney-essence,
INDICATIONS: Sexual impotence, phallocrypsis due to libertinism

82. Xianren Huanshao Dan
FUNCTIONS: Nourishing kidney-essence, postponing senescence, prolong life

83. Yishou Dan
FUNCTIONS: Nourishing heart and kidney, Nourishing skin, strengthen the bone and muscle, prolong life

84. Yangshou Dan
FUNCTIONS: Nourishing heart and kidney, Nourishing skin, replenishing bone marrow, prolong life

85. Shenxian Yanshou Dan
FUNCTIONS:   Nourishing   kidney-essence,   invigorating  heart-qi,   postponing
senescence, prolong life

86. Zhibai Changshou Wan
FUNCTIONS: Nourishing yin and invigorating yang, postponing senescence,prolong life

87. Shouwu Changshou Dan
FUNCTIONS: Nourishing kidney-essence, postponing senescence, prolong life
INDICATIONS: Early graying of hair due to deficiency of kidney, Senilism

88 Baizi Changshou Dan
FUNCTIONS: Nourishing heart and brain, postponing senescence, prolong life
INDICATIONS: Senilism, hypomnesis

89. Jusheng Changshou Dan
FUNCTIONS: Invigorating yang and replenishing essence, nourishing brain and strengthen kidney, postponing senescence, prolong life
INDICATIONS: Sexual impotence, premature ejaculation, hypomnesis, senilism

90. Baijie Anshen Yin FUNCTION: Tranquilization INDICATION: Insomnia,

91. Xinteng Anshen Yin FUNCTION: Tranquilization INDICATION: Insomnia

92. Ruxiang Bibo San
FUNCTION: Nourishing heart to calm the mind
INDICATIONS: Neurasthenia, insomnia, amnesia

93. Baimu Yangjing Wan
FUNCTION: Nourishing heart and brain, arresting seminal emission
INDICATIONS: hypomnesis, insomnia and dreamful sleep

94. Changpu Tongqiao Wan
FUNCTION: Nourishing heart and brain, dredging orifices
INDICATIONS: Memory loss, precursory symptom of senile dementia

95. Fushen Chenxiang Wan
FUNCTION: Nourishing yin and heart
INDICATIONS: hypomnesis, insomnia and dreamful sleep due to deficiency of qi-yin of heart

96. Bushen Anshen Yin
FUNCTION: Tonifying kidney to relieve mental strain
INDICATION: Insomnia due to deficiency of kidney

97. Fushen Xiangfu Wan
FUNCTIONS: Restoring normal coordination between the heart (fire) and the kidney (water), regulating yin and yang
INDICATIONS: Palpitation due to terror, insomnia and amnesia

98. Bunao Yangxin Wan
FUNCTION:Nourishing heart and brain, tranquilization
INDICATION: Mental strain

99. Manjun Yizhi San
FUNCTION: Nourishing heart to calm the mind, invigorating brain to reinforce
INDICATION: Neurasthenic syndrome

100. Yangxin Anshen Wan
FUNCTION: Nourishing brain and relieving mental stress.
INDICATIONS(pound)(0)hypomnesis, insomnia and dreamful sleep

101. Wushen Yangxin Wan
FUNCTIONS: Nourishing qi and yin, dredging meridians and promoting bloodcirculation
INDICATIONS: (1) insomnia, dreamful sleep and amnesia due to qi-yin deficiency and blockage of meridian (2) arrhythmia, viral myocarditis, rheumatic myocarditis

102. Qingxin Zishen Wan
FUNCTION: Clearing heart-fire and nourishing kidney
INDICATIONS: Hyperactivity of fire due to yin deficiency, night sweating, nocturnal emission due to libertinism

103. Xinshen Jiji Wan
FUNCTION: Restoring normal coordination between the heart(fire) and the kidney(water)
INDICATIONS: Hypomnesis, insomnia and dreamful sleep due to kidney deficiency and upward flaming of heart-fire, seminal emission, sexual impotence, premature ejaculation

104. Zishen Jianghuo Wan
FUNCTION: Nourishing kidney-water and lowering heart-fire
INDICATIONS: Hypomnesis, insomnia and dreamful sleep due to kidney deficiency and upward flaming of heart-fire, seminal emission, sexual impotence, premature ejaculation

105. Songzhi Yangxin Dan
FUNCTIONS: Nourishing brain and relieving mental stress, postponing senescence and prolong life

106. Kaiqiao Ningshen Wan
FUNCTION :Warming heart-yang, inducing resuscitation and eliminating damp, removing phlegm, tranquilization. INDICATION(pound)(0)Hypomnesis and neurasthenic due to deficiency of heart-yang, precursory symptom of senile dementia

107. Xiexia Tongbian Yin
FUNCTION: Relieving constipation by purgation
INDICATION: Habitual constipation

108. Runbian Wan
FUNCTION: Lubricating bowel to relieve constipation.
INDICATION: Senile constipation




MULTI-VITAMINS AND SUPPLEMENTS


         This product line will offer a full compliment of 100% natural multi-vitamins and multi-mineral food supplements. These products are intended to support the immune system, increase energy, provide stress relief, strengthen bones, enhance mental clarity and support relaxation and overall vitality.

---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Vitamin A Products
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Product                             Product Number      Slogan                                     Activity        Form
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Beta-Carotene                       TAB. 90033-U        Antioxidant                                10,000IU       Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Cod Liver Oil                       SGL.  500062        A rich source of Omega 3 fatty acids         20min       SoftGels
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Cod Liver Oil                       SGL. 50060          A rich source of Omega 3 fatty acids         10min       SoftGels
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Halibut Liver Oil                   SGL. 500064         A rich source of Vitamins A & D            5000iu A      SoftGels
                                                                                                    400iu D
----------------------------------- ------------------- --------------------------------------- ---------------- ----------


---------------------------------------------------------------------------------------------------------------------------
Vitamin B Products
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Product                             Product Number      Slogan                                     Activity        Form
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Folic Acid                          TAB. 900021         An essential prenatal                         1mg         Tablets
                                                        nutrient.
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Vitamin B6                          TAB. 900027-U       Supports energy & stress relief              100mg        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Vitamin B12                                                                                         250mcg        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Vitamin B Complex 50                TAB. 900041-C       Supports energy & stress relief              50mg         Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Vitamin B-Complex 50 (TR)           TAB. 900015-C       Supports energy & stress relief              50mg         Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
B-Complex  with 300mg Vitamin C     TAB. 90009-C        Supports energy & stress relief              multi        Tablets
(TR)
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Stress B-Complex                    TAB. 900013-C       Supports energy & stress relief              multi        Tablets
with 600mg Vitamin C                      .             Anti-Homocysteine
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Vitamin C Products
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Product                             Product Number      Slogan                                     Activity        Form
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Vitamin C                           TAB. 900035-C       Supports immune system. Antioxidant          250mg        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Vitamin C                           TAB. 900029         Supports immune system. Antioxidant          500mg        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Vitamin C                           TAB. 900047-C       Supports immune system. Antioxidant         1000mg        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Vitamin C Chewable Orange           TAB. 900017-U       Supports immune system. Antioxidant          250mg        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Vitamin C Chewable Orange           TAB. 900043-U       Supports immune system. Antioxidant          500mg        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Vitamin C (TR)                      TAB. 900025-C       Supports immune health                       500mg        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Vitamin C (TR)                      TAB. 900019-C       Supports immune health                      1000mg        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Vitamin C with Rosehips             TAB. 900039-C       Supports immune health                       500mg        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------

----------------------------------- ------------------- --------------------------------------- ---------------- ----------


---------------------------------------------------------------------------------------------------------------------------
Vitamin E Products
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Product                             Product Number      Slogan                                     Activity        Form
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Vitamin E Natural Source            SGL. 500014         Nutritional support for heart health         400IU       SoftGels
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Vitamin E Natural Source            SGL. 500056         Nutritional support for heart health         800IU       SoftGels
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Vitamin E Synthetic                 SGL. 50002          Nutritional support for heart health         400IU       SoftGels
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Vitamin E Synthetic                 SGL. 500058         Nutritional support for heart health         800IU       SoftGels
----------------------------------- ------------------- --------------------------------------- ---------------- ----------

---------------------------------------------------------------------------------------------------------------------------
AntiOxidant Products
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Product                             Product Number      Slogan                                     Activity        Form
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
ACES Formula                        N/A                 Antioxidant                                  Multi        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
                                                        Nutritional support for heart health         30 mg       Capsules
CoEnzyme Q10                        CAP. 800045         Antioxidant
----------------------------------- ------------------- --------------------------------------- ---------------- ----------

----------------------------------- ------------------- --------------------------------------- ---------------- ----------
---------------------------------------------------------------------------------------------------------------------------
Calcium Products
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Product                             Product Number      Slogan                                     Activity        Form
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Calcium (Carbonate)                 TAB. 900081-C       Promotes strong bones                       1500mg        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Calcium (Carbonate) with Vitamin D  TAB. 900007-C       Promotes strong bones                       1500mg        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Natural Source Calcium (Carbonate)  TAB. 900077-C       Promotes strong bones                        500mg        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Natural Source Calcium                                                                               500mg        Tablets
(Carbonate) w/D                     TAB. 9000003-C      Promotes strong bones
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Natural Source Calcium                                                                               500mg        Tablets
(Carbonate) w/D                     TAB. 9000003-C      Promotes strong bones
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Natural Source Calcium                                                                               250mg        Tablets
(Carbonate) w/D N/A Promotes strong bones
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Calcium & Magnesium with Vitamin D  TAB. 900057-C       Promotes strong bones                     333mg/166mg     Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Calcium Citrate w/D                 TAB. 900067-C       Promotes strong bones                        300mg        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Vitamin D                           TAB. 900105-U       Promotes strong bones                       1000iu        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Vitamin D                           TAB. 900103-U       Promotes strong bones                        400iu        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------

---------------------------------------------------------------------------------------------------------------------------
Essential Fatty Acid Products
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Product                             Product Number      Slogan                                     Activity        Form
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Evening Primrose Oil                SGL. 500026         A rich source of essential fatty acids       500mg        SoftGel
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Evening Primrose Oil                SGL. 500028         A rich source of essential fatty acids      1000mg        SoftGel
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Flaxseed Oil (Organic)              SGL. 500052         A rich source of essential fatty acids      1000 mg       SoftGel
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Lecithin (Unbleached)               SGL. 500040         Support for mental function                 1200mg        SoftGel
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Omega 3-6-9                         SGL. 500012         Nutritional support for heart               1200mg        SoftGel
                                                        health    Essential Fatty acids
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Salmon Oil - Wild                   SGL. 500054         Nutritional support for heart               1000mg        SoftGel
                                                        health    Essential Fatty acids
----------------------------------- ------------------- --------------------------------------- ---------------- ----------

---------------------------------------------------------------------------------------------------------------------------
Herbal Products
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Product                             Product Number      Slogan                                     Activity        Form
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Cranberry Extract 18:1              CAP. 800041         Nutritional support for the urinary          100mg       Capsules
                                                        tract
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Devil's Claw                        CAP. 800037         Herbal support for joint health              500mg       Capsules
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Echinacea (Purpurea                                                                                  400mg       Capsules
Herb/Angustifolia Herb & Root)      CAP. 800029         Herbal support for the immune system
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Echinacea Extract 4%                CAP. 800029         Herbal support for the immune system         400mg       Capsules
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Feverfew Extract 0.5%               CAP. 800051         Herbal support for migraine headaches        125mg       Capsules
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Garlic Oil (Odour Free)             SGL. 500048         Supports immune health                       500mg       SoftGels
----------------------------------- ------------------- --------------------------------------- ---------------- ----------

----------------------------------- ------------------- --------------------------------------- ---------------- ----------
                                                        Herbal support for health, vitality &        500mg       Capsules
Garlic Pure  / Allicin-Rich         CAP. 800055         immunity
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Ginkgo Biloba 24/6                  CAP. 800033         Herbal support for mental alertness          60mg        Capsules
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Ginseng (Panax) Root                CAP. 800047         Herbal support for energy & vitality         100mg       Capsules
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Grape Seed Extract                                                                                   50mg        Capsules
(MegaNatural Gold TM)               CAP. 800035         A rich source of antioxidants
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Milk Thistle Extract 80%            CAP. 800043         Herbal support for liver health              150mg       Capsules
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
                                                        Herbal support to promote prostate           160mg       SoftGels
Saw Palmetto                        SGL. 500050         health
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
St John's Wort Extract 0.3%         CAP. 800031         Herbal support to promote relaxation         300mg       Capsules
----------------------------------- ------------------- --------------------------------------- ---------------- ----------

--------------------------------------------------------------------------------------------------------------------------
Joint Support Products
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Product                             Product Number      Slogan                                     Activity        Form
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Glucosamine Sulfate   (Sodium       CAP. 800017         Nutritional building blocks for joint        500mg       Capsules
Free)                                                   health
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Glucosamine Sulfate   (Sodium                           Nutritional building blocks for joint        500mg       Capsules
Free)                               CAP. 800017         health
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Glucosamine Sulfate   (Sodium                           Nutritional building blocks for joint       1000mg       Capsules
Free)                               N/A                 health
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Glucosamine (Sodium Free)  &                            Nutritional building blocks for joint        450mg       Capsules
Chondroitin Sulfate                 CAP. 800039         health
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Glucosamine (Sodium Free)  &                            Nutritional building blocks for joint        900mg       Capsules
Chondroitin Sulfate                 CAP. 800115         health
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Glucosamine (Sodium Free)  &                            Nutritional building blocks for joint        900mg       Capsules
Chondroitin Sulfate                 CAP. 800115         health
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Glucosamine Sulfate (Sodium Free)                       Nutritional building blocks for joint        900mg       Capsules
& OptiMSMTM                         CAP. 800053         health
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
OptiMSMTM                           CAP. 800049         Nutritional support for joint health         500mg       Capsules
methyl sulfonyl methane
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
OptiMSMTM
                                                                                                    1000mg       Capsules
methyl sulfonyl methane             CAP. 800005         Nutritional support for joint health
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Shark Cartilage                     CAP. 800057         Nutritional building blocks for joint        750mg       Capsules
                                                        health
----------------------------------- ------------------- --------------------------------------- ---------------- ----------

---------------------------------------------------------------------------------------------------------------------------
Mineral Products
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Product                             Product Number      Slogan                                     Activity        Form
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Iron (Ferrous gluconate)            TAB. 900055-C       Nutritional support for the                  300mg        Tablets
                                                        prevention of anemia
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
                                                        Nutritional support for the                  300mg        Tablets
Iron (Ferrous sulphate)             TAB. 900093-C       prevention of anemia
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Zinc (Gluconate)                    TAB. 900037-C       Supports immune health                       50mg         Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------

---------------------------------------------------------------------------------------------------------------------------
Multi Vitamin/Mineral  Products
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Product                             Product Number      Slogan                                     Activity        Form
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Children's  Complete Chewable       TAB. 90005-U        Provides daily nutritional support           multi        Tablets
Multiple Vitamins & Minerals
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Multiple Vitamins                   TAB. 900031-C       Provides daily nutritional support           multi        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Multiple Vitamins plus Iron         TAB. 900023-C       Provides daily nutritional support           multi        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Mulit Vitamin & Mineral             TAB. 900091-C       Provides daily nutritional support           multi        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Multiple Vitamins & Minerals 50 +                                                                    multi        Tablets
w/Lutien                            TAB. 900109-C       Provides daily nutritional support
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Multivitamin Forte
w/Lutein (25                                                                                         multi        Tablets
Multiple Vitamins & Minerals)       TAB. 900113-C       Provides daily nutritional support
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Prenatal Vitamin                    TAB. 900089-C       Provides daily nutritional support           multi        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------

--------------------------------------------------------------------------------------------------------------------------
Other Products
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Product                             Product Number      Slogan                                     Activity        Form
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Phasoelamine                                                                                        500 mg        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------
Phasoelamine                                                                                        500 mg        Tablets
----------------------------------- ------------------- --------------------------------------- ---------------- ----------

     Summary Plans

     We have had nominal revenues since our inception. Our goal is to launch our King of Herbs and Taoist Medicinal product lines and our Vitamins and Supplement product line over the next six to twelve months, provided that we are successful raising at least $5 million of financing during the next three to six months. All of the products for our three product lines are fully developed. We currently outsource our manufacturing to third parties. We anticipate that we will generate revenues from sales of our herbal supplement products (1) through our corporate website, www.chinahealthholding.com that was initially launched in May of this year and our e-commerce website, www.thechinahealth.com that we anticipate launching in early 2006, (2) through the establishment of third party retail and wholesale distribution agreements, and (3) through the establishment of company-owned retail stores and franchises in major cities in North America and the People's Republic of China. Our management will attempt to work to negotiate and enter into retail and wholesale distribution agreements for our products over the next six to twelve months. We will also attempt to open retail outlets in large cities in North America, Europe and the People's Republic of China over the next five years. We have not yet located any sites to establish retail stores, but are initially looking for locations in Beijing, Shanghai, Nanjing and Hong Kong in the People's Republic of China and New York, Los Angeles, San Francisco, Seattle, Las Vegas or other large cities in the United States. We anticipate that we will open our first retail storefront in the People's Republic of China and the United States within the next six to twelve months. We anticipate expanding and developing our operations and sales into the United States and the People's Republic of China, and thereafter, into regions of Europe and Asia as we continue to grow our business.


     In the next six to eighteen months, we intend to develop and establish our own worldwide distribution and marketing infrastructure as follows:

     Global E-Commerce: Management believes this is an immediate and low cost way to penetrate worldwide markets and enhance our brand recognition. Our e-commerce site, www.thechinahealth.com, will incorporate a wide variety of language, currency and payment options.

     Global Retail: We plan to establish flagship stores in key cities in North America, Europe and the Peoples Republic of China, including, New York, Toronto, Vancouver, London and Beijing.

     Global Franchise: Leveraged on our brands, we intend to open franchise models in each of our key target territories including North America, Peoples Republic of China and Europe.


     Global Distribution: We are in the process of negotiating with several distribution companies with a view to distributing our products with the objective of lowering the cost of distribution in certain territories.

Subsidiaries

     In April 2005, we formed two wholly owned subsidiaries pursuant to the laws of the State of Nevada: (1) China Health World Pharmaceutical Corporation; and
(2) China Health World Trade Corporation. China Health World Pharmaceutical Corporation and China Health World Trade Corporation both recently started operations and conducting business. Our subsidiaries were formed to assist and support us with global development, manufacturing, commercialization, marketing, and distribution of our natural herbal products worldwide, in North America, in PR China and in Europe.


(1)  China Health World Pharmaceutical Corporation


     We plan to conduct our proposed biopharmaceutical operations through China Health World Pharmaceutical Corporation, including the development, manufacture and commercialization of natural medications for epidemic diseases and conditions related to diabetes mellitus, cardio-vascular and cerebral-vascular system dysfunction and neurological disorders.


(2)  China Health World Trade Corporation


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

     o Establish global market penetration utilizing global infrastructure/distribution/sales channels worldwide; and

Employ uniform market strategy to create worldwide market recognition of our brands.

Manufacturing

     We have entered into agreements with two manufacturers who will produce all of our requirements for our three product lines. Canadian Phytopharmaceuticals Corp. will process the raw materials that go into our product lines. GFR Pharma Ltd. will handle the packaging of the final products for all of our product lines. Eventually we hope to establish our own manufacturing facility in British Columbia, Canada. Once we are able to manufacture our own products, we will be able to more efficiently control our costs and quality and better protect our trade secrets.

     Canadian Phytopharmaceuticals Corp. Manufacturing Agreement. On December 18, 2005, our wholly owned subsidiary, China Health World Trade Corporation entered into a Manufacturing Agreement with Canadian Phytopharmaceuiticals Corp. ("Canadian Phyto"), a British Columbia manufacturing company. This Agreement replaced the agreement dated February 9, 2004 which was entered into between us and Canadian Phyto with the same terms and conditions. Canadian Phyto uses computerized HP1100 High Performance Liquid Chromatography instruments, to produce consistency in the products it manufactures. Canadian Phyto will procure components, materials, equipment and other supplies, and manufacture, assemble and test products pursuant to detailed written specifications which are provided by China Health Holding and accepted by Canadian Phyto. Canadian Phyto is required to keep restricted all confidential terms, exclusive rights, patents, trade secrets and other intellectual property which has been provided to Canadian Phyto by China Health Holding. The Manufacturing Agreement with Canadian Phyto does not contain any exclusivity provisions.

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

           US Dietary Supplements Markets (in millions) Consumer Sales, All Channels
---------------------- ----------------- ----------------- ----------------- ----------------- -----------------
      Category               2000              2001              2002              CAGR        Projected Growth
                                                                               1997 - 2002       2002 - 2005
---------------------- ----------------- ----------------- ----------------- ----------------- -----------------
      Vitamins              5,970             6,020             6,140               3%               1-3%
---------------------- ----------------- ----------------- ----------------- ----------------- -----------------
   Multi-Vitamins           3,100             3,190             3,254               4%               2-4%
---------------------- ----------------- ----------------- ----------------- ----------------- -----------------
 Herbals/ Botanicals        4,120             4,180             4,260               4%               1-2%
---------------------- ----------------- ----------------- ----------------- ----------------- -----------------
  Sports Nutrition          1,590             1,730             1,851               9%               6-9%
---------------------- ----------------- ----------------- ----------------- ----------------- -----------------
      Minerals              1,350             1,390             1,460               7%               4-6%
---------------------- ----------------- ----------------- ----------------- ----------------- -----------------
  Meal Supplements          2,070             2,310             2,472               8%               6-9%
---------------------- ----------------- ----------------- ----------------- ----------------- -----------------
  Specialty / Other         1,940             2,130             2,300              15%              6-10%
                            -----             -----             -----              ---              -----
---------------------- ----------------- ----------------- ----------------- ----------------- -----------------
        Total              17,040            17,760            18,482               6%               3-5%
                           ======            ======            ======              ==               ====
---------------------- ----------------- ----------------- ----------------- ----------------- -----------------
CAGR - Capitalized Annual Growth Rate              Source: Health Strategy Consulting LLC
                                                   (http: //www.health-strategy.com)

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


Global Marketing and Sales Strategy

     Our management recognizes that different markets offer different opportunities for growth in sales. The following are marketing and sales initiatives that we intend to implement to market our products:

     1. Global E-Commerce Infrastructure - We intend to target customers through our e-commerce website www.thechinahealth.com. We intend to be able to offer our neutraceutical and pharmaceutical product lines on its e-commerce website within the next six to twelve months. We are currently working to establish and enhance our website to be capable of handling retail transactions with multiple payment forms (i.e., credit card, cheque and alternative payment systems), in multiple currencies and in multiple languages. The E-Commerce Infrastructure will offer complete online selling features which are fully integrated with our global IT infrastructure that balances flexibility. Our website will offer both functionality and integration with global customers and trading partners.

     Our Online Shopping Portal will also provide cross-sell and upsell capabilities which we believe will increase incremental potential revenue. It will also offer the capability to offer industrial strength capacity for high volume of 100,000 SKUs and numerous configuration. Our e-commerce website will also offer comprehensive features with online customer services, discounts offers and customer pricing features, aimed at creating customer satisfaction and loyalty.

     We believe that our E-Commerce Infrastructure addresses pressures to improve employee effectiveness and lower the total cost of ownership and increase productivity, increase customers services and satisfaction, improve employee satisfaction. In addition, we believe that our e-commerce infrastructure is the comprehensive way for us to market, distribute and commercialize our natural medicinal herbal product lines to the global markets and audiences. We believe that the site will allow us to reach consumers globally, effectively and efficiently, while we continue the development of our global retail and franchise and retail infrastructures. We believe that E-Commerce has been proven to be a cost-effective way to reach large consumers audiences, and we plan to commence an aggressive global marketing and distribution and commercialization program once our site is operational. Our e-commerce strategy represents one of the important parts of our goal of becoming a leading global provider of neutraceutical and pharmaceutical products.

     2. Global Retail and Wholesale Distribution - We believe that one of the fastest ways to penetrate the neutraceuticals market is to secure distribution through an established system of retailers in order to take advantage of their current client base. We are currently in the process of negotiating with several distribution companies that we hope will distribute our products. We believe that one of the fastest ways to penetrate the neutraceuticals market is to secure distribution through an established system of retailers in order to take advantage of their current client base. We are in negotiation with several distribution companies with a view to distributing our products.


     3. Global Retail and Franchise Infrastructure and Storefronts - We intend to develop a proprietary enhanced Global Retail and Franchise IT Software Infrastructure and System to support the launch of our intended global retail and franchising operations. The System is expected to be fully operational within six (6) to eighteen (18) months.

     The new Global Retail Infrastructure, known as "FUSION" will offer a fully integrated global retail solution. Its integration platform will take the uncertainty out of customer and inventory management, enabling our employees to perform global customer maintenance, process account payments and view a customer's sales history right at the register to gain valuable insight into our customer's purchasing habits, loyalty, and spending history to enhance our Global Customer Relationship Management (CRM).

     The Global Retail IT Infrastructure will have the comprehensive ability to provide and accommodate us with customer support for a single register at one location to a multi-register, multi-global retail chain of stores infrastructure. It will also offer us the comprehensive ability to offer integration , global pricing management, integrated global remote communication capability between stores, global multi-currency cash management and global shipping management.

     We intend to leverage our planned global fusion retail solution to develop and expand and extend throughout our global enterprise with strategic inventory control, efficient operations, streamlined communications and the overall management of our global retail and franchise business within 1 to 5 years. Our planned new Global Retail and Franchise Infrastructure and System will enable us to support rapid global growth and allow us to have inventory management and CRM tools which will provide us with the competitive advantage to create efficiencies as we expand throughout North American and internationally.

     4. Establish Regional Sales Teams - As we grow, we intend to establish regional sales teams in Canada, the United States and ultimately internationally. The role of these sales teams will be to work with distributors and retailers in their regions.

     5. Media Advertising - We intend to engage in more advertising to help establish our business in the neutraceuticals market through an intensive North American media and advertising campaign. We expect to spend approximately $200,000 on media and advertising over the next year to meet these objectives.

     6. Trade Shows and Seminars - We expect to participate in seminars related to neutraceuticals, alternative medicine and Chinese medicine.

Research and Development

     Our research and development program is focused on the development and commercialization of natural medicinal products to prevent and help treat epidemic diseases and conditions in the areas of diabetes mellitus, cardiovascular and cerebral-vascular system dysfunctions, neurological disorders and immunological disorders. We have worked in the past through informal research and development alliances with ShangHai Chinese Western Medical Vascular Disease Research Institute, ShangHai XiJiYe TCM Hospitals, Beijing TCM Research Institute in the People's Republic of China and certain Research Institute scientists in the People's Republic of China. We have established further research and development alliance with WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences, BeiJing, PR China.


Intellectual Property

     We own the rights to the 134 100% natural herbal medicinal products that comprise our King of Herbs and Taoist Medicine product lines.


Recent Developments

     On January 16, 2006, we entered into a Letter of Intent, effective as of January 27, 2006, with WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences, for the worldwide development of the China International University of Traditional Chinese Medicine and the University Hospital for Traditional Chinese Medical Sciences (the "Project"). WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences consist of the Affiliated Hospital of Beijing College of Acupuncture and Orthopedics, the Orthopedic Department of Beijing College of Acupuncture and Orthopedics and the Institute of Orthopedics and Traumatology of China Academy of Traditional Chinese Medical Sciences.

     Pursuant to the Letter of Intent, the parties agreed to pursue the co-development of the China International University of Traditional Chinese Medicine and the University Hospital for Traditional Chinese Medical Sciences on a worldwide basis during the five (5) year period following execution of the Letter of Intent. Further, WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences have agreed to provide us with full intellectual and scientific and medical and technical support for further development of the Project, while we agreed to be responsible for further investment capital and business development for the Project.

     On February 19, 2006, we entered into a Letter of Intent, effective as of February 28, 2006, with Shaanxi WanAn Pharmaceutical Co. Ltd. for the proposed acquisition by us of 51% or more of Shaanxi WanAn Pharmaceutical Co. Ltd. Pursuant to the letter of intent, Shaanxi WanAn Pharmaceutical Co. Ltd. has agreed to offer us first refusal rights and legal exclusive rights for further acquisition of 51% or more Shaanxi WanAn Pharmaceutical Co. Ltd. in the next 12 months. The completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement, as well as to the completion of full legal and financial due diligence, including the determination of the valuation of Shaanxi WanAn Pharmaceutical Co. Ltd., and the completion and delivery of audited financial statements of Shaanxi WanAn Pharmaceutical Co. Ltd. Shaanxi Wanan Pharmaceutical Co., is a P.R. China State Drug Administrative Certified ISO13485 (1996) and ISO9001 (2000) pharmaceutical manufacturer and research & development company, based in Xian, Shaanxi, China.

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

Employees

     We currently employ six full time employees and thirty part-time employee/consultants. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

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

     We also have entered into an agreement with Nevada Corporate Headquarters, Inc. for a term of one year. Pursuant to the Agreement, we maintain a business office address at 101 Convention Center Drive, Suite 700 Las Vegas, NV 89107-2001, telephone 1-877-883-0979. In addition, Nevada Corporate Headquarters has agreed to provide us with office support services, which includes telephone answering services, conference and meeting room facilities and mail and package handling services.


Item 3. Legal Proceedings.

     We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Commencing April 18, 2005, our common stock trades on the Over the Counter Bulletin Board ("OTCBB") under the symbol "CHHH." The aggregate market value of the voting and non-voting common equity held by our non-affiliates, based upon the average bid and asked price of such common equity on March 17 2005 as reported by the OTCBB, was approximately $2,670,434.96. This number excludes shares of common stock held by each officer and director of our Company and by each person who owns 5% or more of the outstanding common stock, as these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Trading in our common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTCBB from April 18 2005 to March 1 2006. Prior to April 18, 2005, there was no "public market" for shares of our common stock. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

2005                                                          High        Low
First Quarter ended March 31, 2005                            n/a         n/a
Second Quarter ended June 30, 2005                            n/a         n/a
Third Quarter ended September 30, 2005                     $ 1.80      $ 0.26
Fourth Quarter ended December 31, 2005                      0.495        0.13

2006
First Quarter (1)                                           0.252        0.10

(1) As of March 1, 2006

Holders

     As of March 17, 2006, there were 60,214,551 shares of our common stock issued and outstanding and 1,000,000 shares of Series "A" Preferred Stock outstanding. There are approximately 123 stockholders of record of our common stock and 1 holder of our Series "A" Preferred Stock.

     As of March 17, 2006, 14,229,175 shares of our common stock were subject to outstanding options to purchase our common stock, 1,180,000 shares of our common stock were subject to outstanding warrants to purchase our common stock and 1,000,000 shares of our preferred stock are subject to outstanding warrants to purchase our preferred stock.

Dividends

     On February 28, 2006, our Board of Directors declared a 25% stock dividend. Each shareholder of record at the close of business on February 28, 2006 received one share for every four shares held. The dividend was paid on March 17, 2006.

     Our proposed operations are capital intensive and we will require working capital. Therefore, we will be required to reinvest any future earnings in its operations. Our Board of Directors has no present intention of declaring any cash dividends, as we expect to re-invest all profits in the business for additional working capital for continuity and growth. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any contractual arrangements and such other factors deemed relevant by the our Board of Directors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     (1) we would not be able to pay our debts as they become due in the usual course of business; or

     (2) our total assets would be less that the sum of our total liabilities.

Capital Structure

     Our authorized capital stock consists of 320,000,000 shares of capital stock, par value $.001 per share, of which 300,000,000 shares are common stock and 20,000,000 shares are preferred stock that may be issued in one or more series at the discretion of the Board of Directors.

Common Stock

     The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by the stockholders. The holders of common stock are entitled to receive dividends ratably, when, as and if declared by the Board of Directors, out of funds legally available therefor. In the event of a liquidation, dissolution or winding-up of the Registrant, the holders of common stock are entitled to share equally and ratably in all assets remaining available for distribution after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock.

     The holders of shares of common stock, as such, have no conversion, preemptive, or other subscription rights and there are no redemption provisions applicable to the common stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

Preferred Stock

     Shares of preferred stock may be issued from time to time in one or more series as may from time to time be determined by our Board of Directors. Our Board of Directors has authority, without action by the stockholders, to determine the voting rights, preferences as to dividends and liquidation, conversion rights and any other rights of such series. Any preferred shares, if and when issued in the discretion of the Board of Directors, may carry voting, conversion or other rights superior to those of the shares of common stock and may adversely affect the voting power and rights of the common stockholders.

     On February 21, 2006, we filed a Certificate of Designation, Powers Preferences and Rights of Series "A" Preferred Stock with the state of Nevada. The Certificate of Designation authorizes us to issue up to 1,000,000 shares of Series "A" Preferred Stock, par value $0.001 per share. The Series A Preferred Stock has a stated value of $0.15 and a liquidation preference over our common stock and any other class or series of capital stock whose terms expressly provide that the holders of Series A Preferred Stock should receive preferential payment. Holders of Series A Preferred Stock are entitled to vote on all matters submitted to our shareholders of and are entitled to two votes for each share of Series A Preferred Stock owned. Holders of shares of Series "A" Preferred Stock vote together with the holders of common stock on all matters and do not vote as a separate class.

     Beginning two years from the date of issuance of the Series A Preferred Stock, each one share of Series A Preferred Stock is convertible, at the option of the holder, into two shares of our common stock. However, holders cannot convert any share of Series A Preferred Stock if the market price of our common stock is below $1.00 per share. Notwithstanding the limitation on any conversions of the Series A Preferred Stock when our Common Stock is below $1.00 per share, if prior to two years from the date of issuance, there is a sale or other disposition of all or substantially all of our assets, a transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of, or upon a consolidation, merger or other business combination where we are not the survivor, then immediately prior to such event each holder of Series A Preferred Stock may convert any or all of such holder's shares of Series A Preferred Stock into common stock as described above. The Certificate of Designation also provides that the holders of Series A Preferred Stock shall be entitled to any distribution by us of our assets, which would have been payable to the holders of the Series A Preferred Stock with respect to the shares of Common Stock issuable upon conversion had such holders been the holders of such shares of Common Stock on the record date for the determination of shareholders entitled to such distribution. To date there are 1,000,000 shares of Series "A" Preferred Stock outstanding.


Securities Authorized for Issuance Under Equity Compensation Plans

     The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2005.

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
------------------------------------ ------------------------ ----------------------- ---------------------------

Our Board of Directors adopted the China Health Holding, Inc. 2005 Incentive Stock Plan (the "Plan"). On June 24, 2005, we filed with the SEC a form S-8 Registration Statement to register up to 3,900,000 shares of Common Stock underlying options issuable pursuant tot the Stock Plan. To date no options have been issued pursuant to the Plan.

Description of the China Health Holding, Inc. 2005 Incentive Stock Plan

     The 2005 Incentive Stock Plan has initially reserved 3,900,000 shares of common Stock for issuance. Under the 2005 Incentive Stock Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under
Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded.

Purpose

     The primary purpose of the 2005 Incentive Stock Plan is to attract and retain the best available personnel in order to promote the success of our business and to facilitate the ownership of our stock by employees and others who provide services to us.

Administration

     The 2005 Incentive Stock Plan is administered by our Board of Directors, as the Board of Directors may be composed from time to time. Notwithstanding the foregoing, the Board of Directors may at any time, or from time to time, appoint a committee of the Board of Directors, and delegate to the committee the authority of the Board of Directors to administer the 2005 Incentive Stock Plan. Upon such appointment and delegation, the committee shall have all the powers, privileges and duties of the Board of Directors, and shall be substituted for the Board of Directors, in the administration of the 2005 Incentive Stock Plan, subject to certain limitations.

Eligibility

     Under the 2005 Stock Incentive Plan, options may be granted to key employees, officers, directors or consultants of the Company, as provided in the 2005 Stock Incentive Plan.

Terms of Options

     The term of each option granted under the 2005 Incentive Stock Plan shall be contained in a stock option agreement between the optionee and China Health Holdings, Inc. and such terms shall be determined by the Board of Directors consistent with the provisions of the 2005 Stock Incentive Plan, including the following:

     (a) Purchase Price. The purchase price of the common stock subject to each incentive stock option shall not be less than the fair market value (as set forth in the 2005 Incentive Stock Plan), or in the case of the grant of an incentive stock option to a principal stockholder, not less that 110% of fair market value of such common stock at the time such option is granted. The purchase price of the common stock subject to each non-incentive stock option shall be determined at the time such option is granted, but in no case less than 85% of the fair market value of such common stock at the time such option is granted.

     (b) Vesting. The dates on which each option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board of Directors, in its discretion, at the time such option is granted. All options or grants which include a vesting schedule will vest in their entirety upon a change of control transaction as described in the 2005 Incentive Stock Plan

     (c) Expiration. The expiration of each option shall be fixed by the Board of Directors, in its discretion, at the time such option is granted; however, unless otherwise determined by the Board of Directors at the time such option is granted, an option shall be exercisable for ten years after the date on which it was granted, or five years for grants to certain executive officers. Each option shall be subject to earlier termination or repurchase as expressly provided in the 2005 Incentive Stock Plan or as determined by the Board of Directors, in its discretion, at the time such option is granted.

     (d) Transferability. No option shall be transferable, except by will or the laws of descent and distribution, and any option may be exercised during the lifetime of the optionee only by such optionee. No option granted under the 2005 Incentive Stock Plan shall be subject to execution, attachment or other process.

     (e) Option Adjustments. The aggregate number and class of shares as to which options may be granted under the 2005 Incentive Stock Plan, the number and class shares covered by each outstanding option and the exercise price per share thereof (but not the total price), and all such options, shall each be proportionately adjusted for any increase decrease in the number of issued common stock resulting from split-up spin-off or consolidation of shares or any like Capital adjustment or the payment of any stock dividend.

     (f) Termination, Modification And Amendment. The 2005 Incentive Stock Plan (but not options previously granted under the plan) shall terminate ten years from the date of its adoption by the Board of Directors, and no option or shares shall be granted after termination of the 2005 Incentive Stock Plan. Subject to certain restrictions, the 2005 Incentive Stock Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the China Health Holding, Inc. present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Nevada.

Recent Sales of Unregistered Securities

On November 1, 2005, we granted 300,000 stock options to CRI Strategies, one of our consultants, with an exercise price of $0.50 subject to immediate vesting. These options expire on October 31, 2006.

On December 18, 2005 we granted 1,000,000 stock options to Joseph Zhou, one of our scientific advisors, with an exercise price of $0.20 subject to immediate vesting. These options expire on December 31, 2009.

On December 23, 2005 the Company granted 500,000 stock options to Jian Chong Bo, a consultant, with an exercise price of $0.15 subject to immediate vesting. These options expire on December 22, 2007.

On December 23, 2005 the Company granted 227,753 stock options to Dick Wu, one of our directors, with an exercise price of $0.15 subject to immediate vesting. These options expire on December 22, 2006.

On December 23, 2005 the Company granted 1,000,000 preferred stock options to Julianna Lu, our President, with an exercise price of $0.15 subject to immediate vesting. These options expire on December 23, 2008.

On October 17, 2005 the Company issued 10,000 shares of common stock to Philip Yue, a consultant, with a fair value of $0.37 per share for consulting fees.

On October 17, 2005, the Company issued 15,000 common stocks to Dick Wu, one of our directors, with a fair value of $0.37 per share for consulting fees.

On October 17, 2005, the Company issued 50,000 shares of common stock to Xiao Fei Yu, one of our directors and officers, with a fair value of $0.37 per share for management fees.

On October 17, 2005, the Company issued 50,000 shares of common stock to Mac Page, a consultant, with a fair value of $0.37 per share for consulting fees.

On October 17, 2005, the Company issued 50,000 shares of common stock to Yuan Chun Ma, one of our scientific advisors, with a fair value of $0.37 per share for consulting fees.

On October 18, 2005, the Company issued 135,000 shares of common stock to James Simpson upon the exercise of options at $0.10 per share.

On October 24, 2005, the Company issued 5,000 shares of common stock to Ajay Caleb, a consultant with a fair value of $0.37 per share for consulting fees,

On November 1, 2006, the Company issued 300,000 shares of common stock to CRI Strategies, one of our consultants, with a fair value of $0.25 per share for consulting fees.

On December 18, 2005, the Company issued 100,000 shares of common stock to Javier Del Aguila, one of our consultants, with a fair value of $0.20 per share for consulting fees.

On December 18, 2005, the Company issued 150,000 shares of common stock to Richard Friedman LLP, one of our consultants, with a fair value of $0.20 per share for consulting fees.

On December 18, 2005, the Company issued 50,000 shares of common stock to Ma Yuan Chun, one of our scientific advisors, with a fair value of $0.20 per share for consulting fees.

On December 18, 2005, the Company issued 250,000 shares of common stock to Joseph Zhou, one of our scientific advisors, with a fair value of $0.20 per share for consulting fees.

On December 23, 2005 the Company issued 277,753 shares of common stock to Dick Wu, one of our directors, with a fair value of $0.17 to settle debt.

On December 23, 2005, the Company issued 250,000 shares of common stock to Jian Chong Bo, a consultant, with a fair value of $0.17 per share for consulting fees.

On December 30, 2005, the Company issued 131,888 common stocks James Simpson, a consultant, with a fair value of $0.10 per share for consulting fees.

On December 22, 2005, the Company issued 1,000,000 shares of Series A Preferred Stock with a fair value of $0.15 per share to settle debt of $150,000 owed to our President, Julianna Lu.

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

Critical Accounting Policies And Estimates

     We have identified one policy area as critical to the understanding of our consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. In particular, management makes estimates concerning the valuation of stock based transactions. Stock based transactions include issuance of stock for services and for intangible assets such as technologies or licenses. Stock based transactions also include issuance of stock options and warrants for services and intangibles.

     We suggest that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

We had a net loss of $3,676,679 for the fiscal year ended December 31, 2005 as compared to a net loss of 2,098,276 for the fiscal year ended December 31, 2004. The net loss for the fiscal year ended December 31, 2005 consisted primarily of $1,491,753 of consulting fees, $1,377,287 of research and development expenses, $391,396 of management fees, $216,061 of professional fees, $68,837 of advertising and promotional expenses, $47,344 of interest and bank charges, $20,888 in rent, $17,749 of travel expenses, $12,913 of office expenses, $34,623 of investor relations related travel costs, $3,894 in depreciation expenses and $2,477 of vehicle expenses. The increase in net loss was primarily the result of an increase in operating expenses, specifically an increase in consulting fees and research and development costs. The increase in research and development costs reflects our ongoing plan to invest in product development and new product lines.

Sales was $1,671 for the fiscal year ended December 31, 2005 as compared to $7,305 for the fiscal year ended December 31, 2004. The decrease is attributed primarily to delayed corporate financing and limited marketing and sales budgets.

Other Income (Expenses) was $7,117 for the fiscal year ended December 31, 2005 as compared to $(212,171) for the fiscal year ended December 31, 2004. The decrease is attributed primarily to the impairment of licensing rights of $182,874 recognized during the fiscal year ended December 31, 2004 compared to nil for the fiscal year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had cash of $14,887. Our current liabilities as of December 31, 2005 aggregated $618,424. As of December 31, 2005, we had a working capital deficiency of $598,411 and an accumulated deficit of $5,996,301. In order to sustain our current level of operations, we will need to raise at least $ 1million over the next six to twelve months. In order to expand our business, fund future development and begin marketing and selling our three product lines we will need to raise at least $5 million over the next six to twelve months. We intend to seek outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions. We have not yet sought any commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If adequate working capital is not available, we may be forced to curtail or cease operations.

As of December 31, 2005, we had outstanding loans to our President Julianna Lu and Vice President XiaoFei Yu of $463,798 and $111,991, respectively. There are no formal agreements for when repayment of the loans must be made. The loans accrue interest at the rate of 10% per annum.

We have no off balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

Future Development

We expect to focus our resources over the next six to twenty four months on expanding the scope of our three product lines, and expanding our business operations into the People's Republic of China, the United States and Europe. To expand our operations and business, we are implementing and developing our worldwide marketing and distribution strategy and infrastructures for our products and business development, and we are developing and implementing our worldwide e-commerce infrastructure, including our e-commerce website at www.thechinahealth.com. Our worldwide e-commerce website will have multi-language and multi-currency capabilities. Our worldwide e-commerce infrastructure is expected to also include media advertising and distribution agreements in multiple countries.

We are developing a proprietary enhanced Global Retail and Franchise Infrastructure and System to support the launch of our global retail and franchising operations. The System is expected to be fully operational in about twenty four months. The new Global Retail Infrastructure will enable our employees to perform global customer maintenance, process account payments and view a customer's sales history.

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

We are in the process of identifying merger and/or acquisitions candidates in the Peoples Republic of China and worldwide as part of our growth plan to secure a strong future. Our acquisition strategy highlights our updated growth strategy to accrete value to our shareholders through the strategic combination of assets and net income and natural medicinal products and technologies and established China market with major natural medical companies and pharmaceutical companies in China and throughout the world. Growth by acquisition is an important component of our updated business model. As the Chinese government policy continues to change and move towards privatization of businesses, our focus on the emerging opportunities in China will primarily focus on small and medium-sized enterprises. Management believes that our growth strategy will enable the company to secure a strong future and a powerful position in the global natural medicinal industry and pharmaceutical industry.

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

Recently issued accounting pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for the interim period beginning after December 15, 2005. Management is currently evaluating the impact of this standard on the Company's financial condition and results of operations.

In March 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107, "Share based payment", to give guidance on the implementation of SFAS 123R. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations". Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred--generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company has adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on the 2005 financial statements, and management does not expect this pronouncement to have a significant effect on our future reported financial position or earnings.

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In July 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3". Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on our future reported financial position or results of operations.

In November 2005, the FASB issued Staff Position ("FSP") FAS115-1/124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. Management does not believe the adoption of this FSP will have a material impact on our future reported financial position or results of operations.

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

RISKS RELATED TO OUR FINANCIAL CONDITION

OUR FINANCIAL STATUS CREATES DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

We reported net losses totaling of $3,676,679, $2,098,276, $149,673 , December 31, 2005, December 31, 2004 and December 31, 2003, respectively. As of December 31, 2005 we had a working capital deficiency of $598,411 (current assets less current liabilities) and an accumulated deficit of $5,996,301. With our current resources we expect to be able to satisfy our cash requirements through March 2007. In order to expand our current business operations, fund future development and market and sell our three existing product lines we will need to raise at least $5 million in financing over the next twelve months. We intend to raise additional working capital either through private placements, public offerings and/or bank financing. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose the entire amount of their investment.

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

IF WE ARE NOT ABLE TO MANAGE GROWTH OF OUR BUSINESS, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED.

Over the next six to eighteen months, we anticipate launching our King of Herbs, Taoist Medicinal and Vitamins and Supplements products lines upon the receipt of funding. We have not yet implemented any marketing and distribution strategies. Accordingly, we may experience a period of significant growth. While we have not experienced problems with growth of our business in the past, any future growth could cause significant strain on our managerial, operational, financial and other resources. Success in managing this expansion and growth will depend, in part, upon the ability of our senior management to effectively manage the growth of our business. Any failure to manage the proposed growth and expansion of our business could have a material adverse effect on our financial condition and results of operations.

Our Strategy of Growth Through Acquisition is Inherently Risky.

We intend to seek to identify and develop merger and/or acquisitions candidates in the Peoples Republic of China and worldwide as part of our growth plan to secure a strong future.

Our acquisition of companies and businesses and expansion of operations involve risks, including the following:

     o the potential inability to identify the companies best suited to our business plan;
     o the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economics of scale or other expected value;
     o the potential need to restructure, modify or terminate customer relationships of the acquired company; and
     o    loss of key employees of acquired operations.

The occurrence of any one or more of these risks could result in a material adverse effect on our operations.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of the date of this report, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following are the names and certain information regarding or current Directors and Executive Officers:

------------------ ------- -----------------------------------------------------
         Name        Age                          Position
------------------ ------- -----------------------------------------------------
Julianna Lu           43   Chief Executive Officer, Principal Financial Officer,
                           Principal Accounting Officer, Treasurer and Chairman
                           of the Board of Directors
------------------ ------- -----------------------------------------------------
Xiao Fei Yu           43   Vice President and Director
------------------ ------- -----------------------------------------------------
Dahong Li             48   Vice President
------------------ ------- -----------------------------------------------------
Zheng-lun Fan         61   Vice President
------------------ ------- -----------------------------------------------------
Dick Wu               49   Director
------------------ ------- -----------------------------------------------------

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

Background of Executive Officers and Directors

Julianna Lu, Founder, BSc. & MSc., Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and Chairman of the Board of Directors. Ms. Lu founded China Health Holding, Inc. and has been our principal executive officer since our formation in 2002. From 2000 until 2002, Ms. Lu was the President and Chief Executive Officer of AGPL Pharma Corporation. From 1999 until 2003, Ms. Lu was the President and Chief Executive Officer of Auspicious J.K. Enterprises, Ltd.

Professor Xiao Fei Yu, Vice President and Director. Mr. Yu has helped China Health Holding create and develop 26 natural herbal product formulas that make up our King of Herbs and Taoist Medicine product lines. Mr. Yu has been a member of our Board of Directors since May 26, 2004 and on October 6, 2004 he was appointed to a position as Vice President. From 1997 to Present, Mr. Yu has been the President and Director of Taoist Tantric & Toltec Research and Development Centre located in Beijing, People's Republic of China. From 1998 to Present, Mr. Yu has been a Research Scientific Consultant of Central TCM Research and Development Institute located in Beijing, People's Republic of China. From 1999 to Present, Mr. Yu has been teaching Taoism, Taoist medicine and Indian classical philosophy & religion as a professor in the Department of Philosophy at the University of CCCP located in Beijing, People's Republic of China. From 1994 until 1999, Mr. Yu was an Associate Professor in Taoism, Taoist medicine, Buddhism and Scientific Philosophy in the Department of Philosophy at the University of CCCP.

Dr. DaHong Li, Vice Vice President. Ph.D., MA,Sc., Dr. Li serves as our Vice President since February 1, 2006. From 1994 to present, Dr. Li has been the Principal of DLEX Enterprises Corporation and Vision Capital Partners, Ltd. Dr. Li has served as the senior consultant for Dames & Moore, Inc. for various complex engineering and construction projects Canada and overseas. Dr. Li has served as a senior consultant to international banks on debts financing for major infrastructure. Dr. Li graduated from University of Toronto, Toronto, Canada (1990).

Professor Zheng-lun Fan, Vice President. During the past five years, Mr. Fan has been a Research Fellow at Cui Yue-li Research Center of Traditional Chinese Medicine. Mr. Fan is also a MSC, Professor, Chief Physician Research Fellow at Cui Yue-li Research Center of Traditional Chinese Medicine, Beijing, P. R. China. Prof. Z. Fan is an expert in Chinese medicine at the national level in P.
R. China and he has practiced Chinese medicine for more than 40 years.

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

Scientific Advisory Board
The following comprises the Company's Scientific Advisory Board:

Professor Yu, Edward (X.F.): Chief TCM Advisor
Instrumental in the development of numerous natural products for China Health Holding, Inc., Professor Yu was elected to the Board and appointed Vice President in 2004. Past President and Director of Beijing's Taoist Tantric & Toltec Research & Development Centre, he is currently a Research Scientific Consultant at the city's Central TCM ( Traditional Chinese Medicine) Research & Development Institute. Presently a professor in the Department of Philosophy, Professor Yu teaches Taoism, Taoist Medicine and Indian classical philosophy and religion at Beijing's University of CCCP.

Dr. Zhou, Joseph (J.R.) - Chief Medical Advisor
Dr. Zhou, Joseph (J.R.) is an Assistant Professor of Surgery at Harvard Medical School and the Director of Nutrition/Metabolism Laboratory at Beth Israel Deaconess Medical Center. Dr. Zhou received his Ph.D. in nutritional Sciences from University of Illinois in 1994 and his postdoctoral training in bio-nutrition and cancer prevention at Beth Israel deaconess Medical Center, Harvard Medical School. Dr. Zhou is a national and international known expert in nutrition and cancer prevention. Dr. Zhou also actively participates in several review panels and study sections in National Institutes of Health and other scientific foundations.

Dr. Ma, Yua-Chun : Chief Scientific Advisor
Dr. Ma, the President/CEO of Canadian Phytopharmceutical, specializes in Research & development and manufacturing of botanical and natural pharmaceutical products. He received an M.Sc. at HuBei University, PR China and Ph.D. in Pharmaceutical Science at the University of Portsmouth, England. He served as senior consultant for Health Canada and Agriculture Canada and also for the National Research Council of Canada in R&D on standardization for Natural Health Products in BC Canada.

Professor Fan, Zheng-lun : Chief Scientific Advisor
In 1982, Professor Zheng-Lun Fan acquired his MSC in Liao-Ning College of Traditional Chinese Medicine. During the past five years, he has been a Research Fellow at Cui Yue-li Research Center of Traditional Chinese Medicine. Professor Fan also is a MSC, Professor, Chief Physician Research Fellow at Cui Yue-li Research Center of Traditional Chinese Medicine, Beijing, P.R. China. Prof. Fan is an expert of Chinese medicine at the national level in P. R. China and he has practiced Chinese medicine for more than 40 years.

Audit Committee Financial Expert

We do not have an audit committee financial expert, as that term is defined in
Item 401 of Regulation S-B. We have not been able to identify a suitable nominee to serve as an audit committee financial expert.

Code of Ethics

We have adopted our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Julianna Lu, China Health Holding, Inc, either to (a) our business address at 101 Convention Center Drive, Suite 700, Las Vegas, NV 89107, telephone (877) 883-0979 or (b) our mailing address at Suite 600 - 666 Burrard St., Park Place, Vancouver, British Columbia, Canada V6C 2X8, telephone (604) 608-6788. A copy of our Code of Ethics can also be obtained from our website www.chinahealthholding.com.

Item 10. Executive Compensation.

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2005, 2004 and 2003.

                           SUMMARY COMPENSATION TABLE
                                                                                                 Long-Term
                                                                                               Compensation
                                                                                ------------------------------ -------------
                                                  Annual Compensation                      Awards                Payouts
                                          ------------------------------------- ------------------------------ -------------
                                                                                                                              All
                                                                      Other                       Securities                 Other
                                                                     Annual     Restricted        Under-lying                Compen-
          Name and                         Salary ($)                Compen-    Stock Award(s)    Options/         LTIP      sation
     Principal Position          Year         (1)       Bonus ($)  sation ($)   ($)               SARs (#)(2)  Payouts ($)     ($)
------------------------------ ---------- ------------- ---------- ------------ ----------------- ------------ ------------- -------
Julianna Lu, CEO,               2005      $192,000     $75,500        0               0              0             0           0
   principal financial
   officer                      2004       $84,000        0           0               0          3,300,000         0           0
   principal accounting
   officer,                     2003       $60,000        0           0               0                            0           0
   Treasurer and Chairman
   of the Board


     (1) Ms. Lu's salary for 2005, 2004 and 2003 has been accrued and is included in loans to our Company from Ms. Lu. Ms. Lu's loans are described more fully below under Item 12 Certain Relationship and Related Transactions. As of December 31, 2005, the Company owed an aggregate of $463,798. In addition, we have issued to Ms. Lu 500,000 shares of common stock at a fair value of $0.15 per share as a bonus in December 2005.
     (2) In 2004, Ms. Lu was granted the following (a) options to purchase 2,500,000 shares of common stock at $0.10 per share that expire on June 1, 2009; (b) options to purchase 300,000 shares of common stock at $0.05 per share that expire on December 30, 2007; and (c) options to purchase 500,000 shares of common stock at $0.05 per share that expire on April 30, 2008..

Options/SARs Grants During Last Fiscal Year

The following table provides information related to options granted to our named executive officers during the fiscal year ended December 31, 2005.



                      Number of              % of Total
                      Securities             Options         Exercise
                      Underlying             Granted in      Price
       Name           Options Granted        Fiscal 2005     ($/Share)         Expiration Date
-----------------    ------------------    ----------------  ---------------   -----------------------
Julianna Lu (1)         1,000,000               21 %          $ 0.15             Dec. 23/08
Xiao Fei Yu               200,000                4 %          $ 0.15 to 0.80     Apr 30/06 to Dec 22/07
ZHeng-Lun Fan                 Nil                0 %          $ -                -
Dick Wu                   577,753               12 %          $ 0.30             Mar 30/06

(1) On December 22, 2005, our board of directors approved the grant of 1,000,000 options to our President, Julianna Lu, to purchase shares of our preferred stock

Employment Agreements and Director Compensation

On June 1, 2004, we entered into an employment agreement with Julianna Lu, pursuant to which Ms. Lu has agreed to be employed as our Chief Executive Officer, Treasurer, Secretary, Director and Chairman of our Board of Directors. The agreement commenced retroactively beginning May 1, 2004 and does not have an expiration term. As compensation under the agreement, we agreed to pay Ms. Lu $8,000 per month. Every six months, we will review Ms. Lu's management services and her monthly compensation may increase 30% to 50% at the discretion of the Board of Directors. In addition, we granted Ms. Lu options to purchase 2,500,000 shares of our common stock at a price of $0.10 per share. The options expire the sooner of (a) June 1, 2009 or (b) thirty days after the termination of the agreement. Ms. Lu will also be reimbursed for any actual out-of-pocket expenses incurred while performing her duties under the agreement. Any individual expense items, other than telephone invoices, in excess of $200 must first be approved by us. Ms. Lu's employment agreement does not contain any termination provisions.

On April 28, 2005, we entered into an agreement with Ms. Lu, updating the terms of the June 1, 2004 employment agreement. The term of the updated agreement commenced retroactively beginning May 1, 2004 and does not have an expiration term. As compensation under the updated agreement, we agreed to increase Ms. Lu's salary to $10,000 per month effective January 1, 2005. In addition, the agreement requires us to pay Ms. Lu a 3% royalty of total gross sales of our products effective January 1, 2005. All other terms of the June 1, 2004 employment agreement remain in effect.

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

On May 1, 2005, we also entered into a consulting agreement with Dick Wu. Under the consulting agreement, Dick Wu will provide corporate governance and other management consulting services as our Vice President. The term of the consulting agreement began May 1, 2005 and continues for two years terminating on April 30, 2007. After a three-month probationary period, the consulting agreement may be terminated for any reason by either party. We agreed to grant Mr. Wu options to purchase 150,000 shares of common stock at a price of $0.30 per share, exercisable until April 30, 2006. We also agreed to grant Mr. Wu options to purchase 150,000 shares of common stock at a price of $0.80 per share, exercisable until the earlier of April 30, 2007 or 30 days after termination of the consulting agreement.

Consulting Agreements

On May 1, 2005, the Company entered into an agreement with Bevitor Holding Ltd. and James Simpson, individually, pursuant to which, Bevitor Holding Ltd. and Mr. Simpson will provide management consulting services and investor relations services to the Company. Mr. Simpson is the President of Bevitor Holding Ltd. In connection with this agreement, the November 16, 2004 agreement employing Mr. Simpson as the Company's Vice President of Corporate Development was terminated. The term of the consulting agreement commences retroactively as of June 16, 2004 and continues for a period of three years, terminating on June 16, 2007. The consulting agreement otherwise may be terminated for any reason by either party. Bevitor Holding Ltd. and Mr. Simpson collectively will be paid $3,500 per month for their services beginning May 1, 2005. Bevitor Holding Ltd. and Mr. Simpson, collectively, also will be granted an option to purchase 600,000 shares of the Company's common stock at a price of $0.30 per share, exercisable until the earlier of June 16, 2009 or 30 days after termination of the consulting agreement. In addition, Bevitor Holding Ltd. and Mr. Simpson, collectively, are entitled to a 10% finder's fee for any capital raising transactions introduced to the Company by them.

On May 9, 2005, we entered into an agreement pursuant to which CEOcast, Inc., a New York corporation will provide us with investor relations services. The agreement is for a term of one year and has an initial three-month grace period. As compensation for CEOcast's services, we have agreed to pay CEOcast $7,500 per month. In addition, we agreed to issue CEOcast 125,000 shares of common stock for its services during the initial three-month grace period. The agreement may be terminated by us at any time after delivering 15 business days' prior written notice of termination. If we deliver CEOcast a notice of termination during the initial three-month grace period, we agreed to compensate CEOcast for the entire three-month period. Thereafter, if we deliver a notice of termination, we will only be liable to CEOcast for services rendered through the date of termination. To date we have issued an aggregate of 265,375 shares to CEOcast pursuant to the agreement.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 17, 2006 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

                                                       Common Stock          Preferred Stock         Percentage of
       Name and address of Beneficial Owner (1)   Beneficially Owned (2)    Beneficially owned     Common Stock (3)
       ----------------------------------------- ------------------------- --------------------- ----------------------
       Julianna Lu (4)                                  33,980,875             1,000,000                 56.43%

       Xiao Fei Yu (5)                                   4,727,000                                        7.85%

       Dick Wu (6)                                       1,625,463                                        2.70%

       Da Hong Li                                        1,375,000                                        2.28%

       Zhenge-Lun Fan                                      150,000                                            *

       James H. Simpson (7)                              4,948,738                                        8.22%
       ----------------------------------------- ------------------------- --------------------- ----------------------
       All  officers  and  directors as a group         41,858,338                                       69.26%
       (5 persons)

* Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o our business address at 101 Convention Center Drive, Suite 700, Las Vegas, NV 89107, telephone (877) 883-0979 or (b) our mailing address at Suite 600 - 666 Burrard St., Park Place, Vancouver, British Columbia, Canada V6C 2X8, telephone
(604) 608-6788.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.
(3) Based on 60,214,551 shares outstanding as of March 17, 2006.
(4) Includes (a) options to purchase 2,500,000 shares of common stock at $0.10 per share that expire on June 1, 2009; (b) options to purchase 300,000 shares of common stock at $0.05 per share that expire on December 30, 2007; and (c) options to purchase 500,000 shares of common stock at $0.05 per share that expire on April 30, 2008.
(5) Includes (a) options to purchase 150,000 shares of common stock at $0.10 per share that expire on June 1, 2006; (b) options to purchase 200,000 shares of common stock at $0.10 per share that expire on May 26, 2006; and (c) options to purchase 250,000 shares of common stock at $0.20 per share that expire on July 9, 2007.
(6) Includes (a) options to purchase 250,000 shares of common stock at $0.20 per share that expire on July 9, 2007; and (b) options to purchase 250,000 shares of common stock at $0.20 per share that expire on November 7, 2006.
(7) Includes (a) options to purchase 300,000 shares of common stock at $.10 per share that expire on June 16, 2009; and (b) options to purchase 600,000 shares of common stock at $.30 per share that expire on December 31, 2008.

Item 12. Certain Relationships and Related Transactions.

     Pursuant to an agreement dated May 1, 2004 between A E&E Pharma Corporation (n/k/a China Health Holding, Inc.), Julianna Lu, our founder and principal executive officer, and Xiao Fei Yu. Ms. Lu and Mr. Yu sold to us all proprietary rights and formulas to the "26 100% natural herbal medicinal products" (the "Products") that comprise our King of Herbs and Taoist Medicine product lines. On August 8, 2004, the parties signed an Amended and Restated Intellectual Property Purchase Agreement, which clarifies the terms of the Purchase Agreement for the Products. In consideration for the proprietary rights and formulas to the Products, we agreed to: (a) issue to Ms. Lu 2,000,000 shares of common stock; (b) pay to Ms. Lu $150,000 cash; (c) pay to Ms. Lu following the closing date and until May 1, 2029, a cash amount equal to 4.8% of gross revenue from sales of the Products; (d) issue to Mr. Yu 200,000 shares of common stock; (e) pay to Mr. Yu $25,000 cash; and (f) pay to Mr. Yu following the closing date and until May 1, 2029, a cash amount equal to 0.2% of gross revenue from sales of the Products. None of the required cash payments have been made to date. The outstanding cash payments under the Amended and Restated Intellectual Property Agreement accrue interest at the rate of 10% per annum. Our management believes the terms of the Amended and Restated Intellectual Property Agreement are on terms at least as favorable as could have been obtained from unrelated third parties.

     Since April 22, 2002, Julianna Lu has extended numerous loans to China Health Holding. In addition, Ms. Lu's salary for 2005, 2004 and 2003 have accrued and are carried as loans to the Company. The aggregate amount due to Ms. Lu as of December 31, 2005 totaled $$463,798. These loans bear interest at the rate of 10% per annum, are on an unsecured basis and do not have any terms for repayment. These loans have not been documented by any written agreement. Our management believes the terms of these loans are at least as favorable as could have been obtained from unrelated third parties.

     In December 2005, the Board of Directors agreed to issue 1,000,000 Series A preferred shares with a fair value of $0.15 per share to settle debt of $150,000 owed to Ms. Lu. Each preferred share is convertible into two shares of common stock commencing two years from the date of issuance if the market price of the common stock is not below $1.00 per share Ms. Lu also received an option to purchase 1,000,000 shares of Series A preferred stock at a price of $.15 per share.

     As of December 31, 2005 China Health Holding owed an aggregate of $111,991 to Xiao Fei Yu from various loans and payments made by Mr. Yu on behalf of China Health Holding. These loans bear interest at the rate of 10% per annum, are on an unsecured basis and do not have any terms for repayment. These loans have not been documented by any written agreement. Our management believes the terms of these loans are at least as favorable as could have been obtained from unrelated third parties.

     As of December 31, 2005 China Health Holding owed an aggregate of $1,679 to James Simpson from various loans and payments. These loans bear interest at the rate of 10% per annum, are on an unsecured basis and do not have any terms for repayment. These loans have not been documented by any written agreement. Our management believes the terms of these loans are at least as favorable as could have been obtained from unrelated third parties.

Item 13. Exhibits.

Exhibit Number                  Description
------------------  ------------------------------------------------------------
3.01 Articles of Incorporation of the A E&E Pharma Corporation (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

3.02 Certificate of Amendment to Articles of Incorporation, changing name to China Health Holding, Inc. (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

3.03 Certificate of Amendment to Articles of Incorporation increasing the Company's authorized shares of common stock (Incorporated by reference to the Company's 10-QSB filed with the Securities and Exchange Commission on May 12, 2005)

3.04 Bylaws (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

3.05 Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Nevada on February 21, 2006. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2006)

10.01 Purchase Agreement, dated May 1, 2004, between A E&E Pharma Corporation, Julianna Lu and Xiao Fei Yu (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.02 Amended and Restated Intellectual Property Purchase Agreement, dated August 8, 2004, between China Health Holding, Inc., Julianna Lu and Xiao Fei Yu (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.03 Amended and Restated Intellectual Property Purchase Agreement dated as of March 22, 2005 between China Health Holding, Inc., Xiao Fei Yu and Fei Yu (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2005)

10.04 Exclusive Licensing Agreement for 19 Cordyceps Products, dated March 9, 2004, between Hotway Nutraceutical Canada Co., Ltd. and A E&E Pharma Corporation (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.05 Exclusive Licensing Agreement for De-Daibe and Depressor Herbs, dated March 9, 2004, between Hotway Nutraceutical Canada Co., Ltd. and A E&E Pharma Corporation (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.06 Manufacturing Agreement, dated December 18, 2005, between Canadian Phytopharmaceuticals Corp. and China Health World Trade Corporation (filed herewith)

10.07 Manufacturing Agreement, dated April 8, 2004, between A E&E Pharma Corporation and GFR Pharma, Ltd. (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.08 Lease Agreement, dated May 11, 2004, between A E&E Pharma Corporation and Insignia Corporate Establishments (Eight) Inc. (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.9 Executive Management Services Agreement, dated June 1, 2004, between China Health Holding, Inc. and Julianna Lu (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.10 Director Services Agreement, dated May 26, 2004, between China Health Holding, Inc. and Xiao Fei Yu (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.11 Consulting Services Agreement, dated June 8, 2004, between China Health Holding, Inc. and Xiao Fei Yu (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.12 Director Consulting Services Agreement, dated July 8, 2004, between China Health Holding, Inc. and Dick Wu (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.13 Management Services Agreement, dated July 9, 2004, between China Health Holding, Inc. and Kenneth Douglas (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.14 Consulting Agreement, dated August 8, 2004, between China Health Holding, Inc. and National Media Associates (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.15 Amendment No. 1 to Consulting Agreement, dated September 6, 2004, between China Health Holding, Inc. and National Media Associates (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.16 Letter Agreement, dated November 2, 2004, amending the Exclusive Licensing Agreement for 19 Cordyceps Products and the Exclusive Licensing Agreement for De-Daibe and Depressor Herbs between Hotway Nutraceutical Canada Co., Ltd. and A E&E Pharma Corporation (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on November 22, 2004)

10.17 Lease Agreement, dated October 20, 2004, between China Health Holding, Inc. and Insignia Office Centers (Vancouver), Inc. (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on November 22, 2004)

10.18 Management Consulting Agreement, dated November 8, 2004, between China Health Holding, Inc. and Dr. Wu, Xiannan (David Woo) (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on November 22, 2004)

10.19 Amendment dated October 3, 2004 to Director Consulting Agreement between China Health Holding, Inc. and Dick Wu (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on November 22, 2004)

10.20 Amendment dated October 6, 2004 to Management Consulting Agreement between China Health Holding, Inc. and Xiao Fei Yu (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on November 22, 2004)

10.21 Management Consulting Services Agreement, dated November 16, 2004, between China Health Holding, Inc. and James H. Simpson (Incorporated by reference to the Company's registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on November 22, 2004)

10.22 Executive Management Services Agreement dated April 28, 2005 with Julianna Lu (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2005)

10.23 IR Consulting Services Agreement dated May 1, 2005 with Bevitor Holding Ltd. and James Simpson (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2005)

10.24 Consulting Agreement dated May 1, 2005 with Dick Wu (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2005)

10.25 Purchasing Agreement for 108 100% Natural Taoist Herbal Medicinal Products, Formulas and Ownership entered into on March 22, 2005 between China Health Holding, Inc., Xiao Fei Yu and Fei Yu (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28,
                    2005)

10.26               Consulting Agreement dated June 9, 2005 with CEOcast, Inc.
                    (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005)

10.27 The China Health Holding, Inc. Incentive Stock Plan effective June 21, 2005. (Incorporated by reference to the Company's Registration Station on Form S-8 filed with the Securities and Exchange Commission on June 24, 2005)

10.28 Letter of Intent entered into as of January 16, 2006 by and between China Health Holding, Inc. and with WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences. (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006)

10.29 Letter of Intent effective as of February 28, 2006 by and between China Health Holding, Inc. and Shaanxi WanAn Pharmaceutical Co. Ltd. (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2006)

14.1                Code of Ethics

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

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $22,000 and $10,000 for the years ended December 31, 2005 and December 31, 2004, respectively.

Audit Related Fees

We incurred fees of $12,500and $6,365 for the years ended December 31, 2005 and December 31, 2004, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."


All Other Fees

We did not incur any other fees for professional services rendered by our principal accountants during the years ended December 31, 2005 and December 31, 2004.

Audit Committee Pre-Approval Policies and Procedures

Not applicable.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CHINA HEALTH HOLDING, INC.


     Dated:   March 31, 2006    By: /s/ Julianna Lu
                                ----------------
                                Julianna Lu
                                Chief Executive Officer, Principal
                                Financial Officer, Principal Accounting Officer,
                                Treasurer and Chairman of the Board of Directors

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE          TITLE                                   DATE
         ---------          -----                                   ----


         /s/ Julianna Lu    Chairman of the Board of Directors    March 31, 2006
         ---------------
         Julianna Lu


         /s/ Xiao Fei Yu    Director/Vice President               March 31, 2006
         ---------------
         Xiao Fei Yu


         /s/ Dick Wu        Director                              March 31, 2006
         -----------
         Dick Wu

                            CHINA HEALTH HOLDING INC.

                          (a development stage company)

                        CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 2005





    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.............F-2

    CONSOLIDATED BALANCE SHEETS.........................................F-3

    CONSOLIDATED STATEMENTS OF OPERATIONS...............................F-4

    CONSOLDIATED STATEMENT OF STOCKHOLDERS' DEFICIT.....................F-5-F-6

    CONSOLIDATED STATEMENTS OF CASH FLOWS...............................F-7

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................F-8-F-24

      DALE MATHESON
CARR-HILTON LABONTE
CHARTERED ACCOUNTANTS
--------------------------------------------------------------------------------



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of China Health Holding, Inc.:

We have audited the accompanying consolidated balance sheets of China Health Holding, Inc. (a development stage company) as of December 31, 2005 and 2004, and the consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2005 and December 31, 2004 and for the period from April 3, 2002 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly in all material respects, the financial position of the Company as at December 31, 2005 and 2004 and the results of operations and its cash flows and the changes in stockholders' deficit for the years ended December 31, 2005 and December 31, 2004 and for the period from April 3, 2002 (inception) to December 31, 2005 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) to the financial statements, the Company has a working capital deficiency, a capital deficiency, has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                    SIGNED:  "DALE MATHESON CARR-HILTON LABONTE"
                                                        CHARTERED ACCOUNTANTS
Vancouver, Canada.
March 15, 2006

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
                                                                                              December 31,      December 31,
                                                                                                2005               2004
                                                                                                  $                 $
                                                                                                                (Restated)
                                                                                                                 (Note 2m)


                                     ASSETS

CURRENT ASSETS
    Cash                                                                                         14,887                3,511
    Prepaid expenses                                                                              5,126                6,000
                                                                                            -----------          -----------
                                                                                                 20,013                9,511

PROPERTY AND EQUIPMENT, net (Note 4)                                                             14,631                5,132

INTANGIBLE ASSETS (Note 3)                                                                            3                    2

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 34,647               14,645

====================================================================================================================================
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                                     33,785               24,172
     Due to shareholders (Note 5)                                                               584,639              335,014
                                                                                            -----------          -----------
                                                                                                618,424              359,186
                                                                                            -----------          -----------
COMMITMENTS (Notes 3 and 9)

STOCKHOLDERS' DEFICIT
       Preferred stock, $0.001 par value, 20,000,000 shares authorized,
          1,000,000  (2004 - nil) shares issued and outstanding                                   1,000                    -
       Common stock, $0.001 par value, 300,000,000 shares authorized
          46,596,931 (2004 - 36,522,700) shares issued and outstanding                           46,597               36,523
       Additional paid-in capital                                                             5,676,104            2,293,570
       Deferred compensation (Note 7)                                                          (257,514)            (343,750)
       Deficit accumulated during the development stage                                      (5,996,301)          (2,319,622)
       Accumulated other comprehensive loss                                                     (53,663)             (11,262)
                                                                                            -----------          -----------
                                                                                               (583,777)            (344,541)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 34,647               14,645

 The accompanying notes are an integral part of these consolidated financial statements

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------
                                                                                                   Cumulative results
                                                                                                   of operations from
                                                                                                      April 3, 2002
                                                               Year ended         Year ended         (inception) to
                                                            December 31, 2005  December 31, 2004    December 31, 2005
                                                                    $                  $                    $

SALES                                                                  1,671              7,305               8,976
Cost of goods sold                                                      (245)                 -                (245)
                                                                  ----------         ----------          ----------
                                                                       1,426              7,305               8,731
                                                                  ----------         ----------          ----------

EXPENSES
       Advertising and promotion                                      68,837             17,968             115,847
       Amortization of intangible assets                                   -              7,125               7,125
       Consulting fees (Notes 6 and 7)                             1,491,753            424,300           1,922,889
       Depreciation                                                    3,894                883               4,906
       Interest and bank charges (Note 8)                             47,344             19,973              73,460
       Investor relations                                             34,623                  -              34,623
       Management fees (Note 7)                                      391,396            704,000           1,200,396
       Office                                                         12,913              8,609              26,495
       Professional fees (Note 7)                                    216,061            319,206             542,105
       Rent                                                           20,888             15,595              53,569
       Research and development (Note 3)                           1,377,287            366,306           1,743,593
       Travel                                                         17,749              8,060              26,170
       Vehicle                                                         2,477              1,385               7,692
                                                                  ----------         ----------          ----------
                                                                   3,685,222          1,893,410           5,758,870
                                                                  ----------         ----------          ----------

-------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                              (3,683,796)        (1,886,105)         (5,750,139)

OTHER INCOME (EXPENSES)
       Foreign exchange                                               21,845                  -              21,845
       Impairment of licensing rights (Note 3)                             -           (182,874)           (182,874)
       Loss on settlement of debts and issuance of
       shares (Notes 7 and 11)                                       (14,728)           (29,297)            (85,133)
                                                                  ----------         ----------          ----------
                                                                       7,117           (212,171)           (246,162)
                                                                  ----------         ----------          ----------


-------------------------------------------------------------------------------------------------------------------

NET LOSS                                                          (3,676,679)        (2,098,276)         (5,996,301)

===================================================================================================================
BASIC NET LOSS PER SHARE (Note 2 f)                                   ($0.07)            ($0.05)

===================================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (Note 2 f)                                            52,596,919         43,575,183

===================================================================================================================

 The accompanying notes are an integral part of these consolidated financial statements

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
       FOR THE PERIOD FROM APRIL 3, 2002 (INCEPTION) TO DECEMBER 31, 2005

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Deficit
                                                                                Deferred      Accumulated  Accumulated
                                                                    Additional Compensation   During the       Other
                                 Common Stock     Preferred Stock   Paid-in    (Restated)    Development    Comprehensive
                              Number      Amount  Number of  Amount Capital    (Note 2m)        Stage       Income (Loss)    Total
                             of Shares       $     Shares       $      $            $              $                $          $

------------------------------------------------------------------------------------------------------------------------------------
Issued for cash at average
  of $0.0026 per share       22,895,000  22,895        -      -      35,805           -             -              -         58,700
Net loss for the period               -       -        -      -           -           -       (71,673)             -        (71,673)
Currency translation
  adjustment                          -       -        -      -           -           -             -            532            532

------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002   22,895,000  22,895        -      -      35,805           -       (71,673)           532        (12,441)

Issued for cash at an
   average of $0.013 per
   share                      2,530,000   2,530        -      -      29,770           -             -              -         32,300
Issued for debt at an
   average of $0.01 per
   share                      3,650,000   3,650        -      -      32,850           -             -              -         36,500
Issued for consulting
    services at an
    average of $0.076
    per share                    90,000      90        -      -       6,760           -             -              -          6,850
Net loss                              -       -        -      -           -           -      (149,673)             -       (149,673)
Currency translation
    adjustment                        -       -        -      -           -           -             -        (10,590)       (10,590)

------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003   29,165,000  29,165        -      -     105,185           -      (221,346)       (10,058)       (97,054)

Issued for cash at an
    average of $0.10
    per share                 1,356,700   1,357        -      -     129,464           -             -              -        130,821
Issued for debt at $0.06
    per share                   310,000     310        -      -      18,490           -             -              -         18,800
Issued for consulting,
    professional and other
    services at an average
    of $0.25 per share        2,231,000   2,231        -      -     547,584    (203,125)            -              -        346,690
Issued for intellectual
    property (Note 3)         2,200,000   2,200        -      -     189,107           -             -              -        191,307
Issued for licensing rights
    (Note 3)                    760,000     760        -      -     189,240           -             -              -        190,000
Exercise of options an
    average of  $0.13
    per share                   500,000     500        -      -      64,500           -             -              -         65,000
Stock-based compensation              -       -        -      -   1,050,000    (140,625)            -              -        909,375
Net loss                              -       -        -      -           -           -    (2,098,276)             -     (2,098,276)
Currency translation
    adjustment                        -       -        -      -           -           -             -         (1,204)        (1,204)

------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004   36,522,700    36,523      -      -   2,293,570    (343,750)   (2,319,622)       (11,262)      (344,541)


              The accompanying notes are an integral part of these consolidated financial statements


                            CHINA HEALTH HOLDING INC.
                          (a development stage company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
       FOR THE PERIOD FROM APRIL 3, 2002 (INCEPTION) TO DECEMBER 31, 2005

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Deficit
                                                                                 Deferred      Accumulated   Accumulated
                                                                     Additional Compensation   During the      Other
                                 Common Stock       Preferred Stock    Paid-in    (Restated)    Development  Comprehensive
                                Number    Amount    Number of   Amount Capital    (Note 2m)        Stage     Income (Loss)    Total
                               of Shares     $       Shares       $      $            $              $             $          $
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004    36,522,700     36,523          -      -   2,293,570  (343,750)     (2,319,622)    (11,262)   (344,541)

Issued for cash at an
   average of $0.25 per
   share                       1,080,000      1,080          -      -     268,920         -               -           -     270,000
Issued for intellectual
   rights at $0.30 per
   share                       4,500,000      4,500          -      -   1,345,500         -               -           -   1,350,000
Issued for consulting
   at an average of
   $0.31 per share             4,567,900      4,568          -      -   1,392,297  (257,514)              -           -   1,139,351
Issued to settle debt at
   $0.15 per share                     -          -  1,000,000  1,000     149,000         -               -           -     150,000
Issued to settle debt at
   $0.17 per share               277,753        278          -      -      46,940         -               -           -      47,218
Exercise of options at
   $0.10 per share               348,578        348          -      -      34,510         -               -           -      34,858
Stock-based compensation               -          -          -      -     344,667         -               -           -     344,667
Finder's fee paid                      -          -          -      -     (25,000)        -               -           -     (25,000)
Shares cancelled at $0.25
   per share                    (700,000)      (700)         -      -    (174,300)  175,000               -           -           -
Amortize deferred
   compensation                        -          -          -      -           -   168,750               -           -     168,750
Net loss                               -          -          -      -           -         -      (3,676,679)          -  (3,676,679)
Currency translation
   adjustment                          -          -          -      -           -         -               -     (42,401)    (42,401)

------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2005    46,596,931     46,597   1,000,000 1,000   5,676,104  (257,514)     (5,996,301)    (53,663)   (583,777)

 The accompanying notes are an integral part of these consolidated financial statements

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------
                                                                                                       Cumulative results
                                                                                                       of operations from
                                                                                                          April 3, 2002
                                                                   Year ended         Year ended         (inception) to
                                                                December 31, 2005  December 31, 2004    December 31, 2005
                                                                        $                  $                    $


OPERATING ACTIVITIES
       Net loss                                                       (3,676,679)          (2,098,276)         (5,996,301)
       Adjustments to reconcile net loss to cash used in
       operating activities:
          Accrued interest on shareholder loans                           45,307               19,734              70,160
          Amortization of intangible assets                                    -                7,125               7,125
          Depreciation                                                     3,894                  883               4,906
          Impairment of licensing rights                                       -              182,874             182,874
          Research and development costs paid with shares              1,359,999                    -           1,359,999
          Loss on settlement of debts and issuance of shares              14,071               29,297              84,476
          Non cash expenses paid with shares                           1,467,121              795,544           2,329,515
          Stock-based compensation                                       344,667              909,375           1,254,042

       Changes in operating assets and liabilities
          Prepaid expenses                                                23,841                 (60)              23,009
          Accounts payable and accrued liabilities                         9,612               17,876              42,165
                                                                       ---------            ---------           ---------
Net cash used in operating activities                                   (408,167)            (135,628)           (638,030)
                                                                       ---------            ---------           ---------

INVESTING ACTIVITIES
       Purchase of property and equipment                                (13,392)              (3,721)            (19,536)
                                                                       ---------            ---------           ---------
Net cash used in investing activities                                    (13,392)              (3,721)            (19,536)
                                                                       ---------            ---------           ---------

FINANCING ACTIVITIES
       Proceeds from issuance of common stock                            245,000              178,305             513,697
       Net  advances (repayment) from shareholders                       230,336              (34,523)            212,419
                                                                       ---------            ---------           ---------
Net cash provided by financing activities                                475,336              143,782             726,116
                                                                       ---------            ---------           ---------

EFFECT OF EXCHANGE RATE CHANGES                                          (42,401)              (1,204)            (53,663)
                                                                       ---------            ---------           ---------

NET INCREASE IN CASH                                                      11,376                3,229              14,887

CASH, BEGINNING OF YEAR                                                    3,511                  282                   -
------------------------------------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                                         14,887                3,511              14,887
====================================================================================================================================
SUPPLEMENTARY DISCLOSURES:
    Interest paid                                                              -                    -                   -
    Income taxes paid                                                          -                    -                   -
====================================================================================================================================

SUPPLEMENTARY NON-CASH INFORMATION (Note 7)

 The accompanying notes are an integral part of these consolidated financial statements

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

--------------------------------------------------------------------------------

1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

--------------------------------------------------------------------------------

     China Health Holding Inc. (the "Company") is a Nevada company incorporated on April 3, 2002 as A E&E Pharma Corporation. The Company changed its name to China Health Holding Inc. on May 25, 2004. The Company is a development stage company that is engaged in the acquisition, development, marketing and manufacturing of innovative enhanced traditional Chinese medicinal herbal supplement product lines. The Company's product lines include dietary food supplements that are helpful in strengthening the immune system and cardio-cerebral vascular function as well as promoting overall physical and mental health. The Company's three primary product lines include the King of Herbs-based products, the Taoist herbal medicinal products and a line of natural multi-vitamins and supplements. All of the Company's products are based on traditional Chinese medicine and the principals of Taoism (see Note 3).

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

--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES

--------------------------------------------------------------------------------

       a) Basis of presentation

         These consolidated financial statements have been presented in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States. The Company's year end is December 31.

         The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $598,411 and a stockholders' deficit of $583,777 at year end and has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern.

         The Company will depend almost exclusively on outside capital to complete the development of its intellectual property and marketing of its products. Such outside capital will include proceeds from the issuance of equity securities and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005


--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES - CONT'D

--------------------------------------------------------------------------------

       a) Basis of presentation (continued)

         Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability.

       b) Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, China Health Pharmaceutical Corporation and China Health World Trade Corporation. Those subsidiaries have not yet commenced operations and have no significant assets, liabilities, revenues or expenses.

       c) Use of estimates and assumptions

         Preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

       d) Property and equipment

         Property and equipment is stated at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets:

                        Computer - 30% declining balance
                        Furniture and fixtures - 20% declining balance

       e) Revenue recognition

         The Company's revenue is primarily derived from the sale of herbal medicinal products and natural food supplements. The Company records revenue when the amount is fixed or determinable, delivery has occurred or services have been performed and both title and risk of loss have transferred to the customer, and collection is reasonably assured.

       f) Net loss per common share

         Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is only of basic loss per share as the potentially dilutive factors are anti-dilutive to basic loss per share.

         On February 16, 2006, the Company declared a stock dividend on the basis of one new common share for every four shares outstanding. Unless otherwise noted, all references to average numbers of common shares outstanding and related per share amounts in these Financial Statements and Notes to Financial Statements prior to the effective dates of the stock dividend have been restated to reflect the one-for-four stock dividend on a retroactive basis.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES - CONT'D

--------------------------------------------------------------------------------

       g) Fair value of financial instruments

         In accordance with the requirements of SFAS No.107, "Disclosures about Fair Value of Financial Instruments", the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash, accounts payable and amounts due to shareholders, approximate carrying value due to the short-term maturity of the instruments.

       h) Intangible assets

         The Company has adopted the provision of the Statement of Financial Accounting Standards ("SFAS") No.142, "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized and are to be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value of the Company. Management has determined that the Company's proprietary rights and formulas described in Note 3 a), which are carried at a nominal value, have indefinite lives and as such are not subject to amortization.

         Costs incurred in connection with the licence agreements entered into as described in Note 3 b) would normally be amortized on a straight-line basis over the term of the underlying licence agreements and then tested for impairment annually in accordance with SFAS No. 144, "Accounting for the Impairment on Disposal of Long-Lived Assets". The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset. Management has determined that it is not possible at this time to estimate future cash flows from these assets and has recorded an impairment charge of $182,874 in 2004 to reduce the carrying value of these intangible assets to $1.

         Management has determined that the Company's proprietary rights and formulas described in Note 3 c) have indefinite lives and as such are not subject to amortization. Management has, however, determined that it is not possible at this time to estimate future cash flows from these assets and has recorded as research and development expense of $1,359,999 in 2005 to reduce the carrying value to $1.

       i) Foreign currency translation

         The Company's functional currency is the Canadian dollar. The financial statements are translated to United States dollars in accordance with SFAS No. 52, "Foreign Currency Translation", using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' deficit. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES - CONT'D

--------------------------------------------------------------------------------

       j) Income taxes

         The Company follows SFAS No. 109, "Accounting for Income Taxes", using the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2005, full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

       k) Stock-based compensation

         The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123". In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past service and pro-rata for future service over the option-vesting period.

         The following table illustrates the pro forma effect on net income and earnings per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 6:


                                                                                  Years Ended
                                                                                  December 31,
                                                                           2005                 2004
                                                                             $                    $


         Net loss - as reported                                           (3,676,679)          (2,098,276)
         Add: Stock-based compensation expense included in net
           loss - as reported                                                344,667              909,375
         Deduct: Stock-based compensation expense determined under
           fair value method                                                (581,264)            (909,375)
                                                                   -------------------------------------------

         Net loss - pro forma                                             (3,913,276)          (2,098,276)
                                                                   -------------------------------------------

         Net loss per share - basic and diluted - as reported                  (0.07)               (0.05)
         Net loss per share - basic and diluted - pro forma                    (0.07)               (0.05)

         The Company accounts for equity instruments in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services". Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES - CONT'D

--------------------------------------------------------------------------------

       l) Recent accounting pronouncements

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for the interim period beginning after December 15, 2005. Management is currently evaluating the impact of this standard on the Company's financial condition and results of operations.

         In March 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107, "Share based payment", to give guidance on the implementation of SFAS 123R. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

         In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations". Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred--generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company has adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on the 2005 financial statements, and management does not expect this pronouncement to have a significant effect on our future reported financial position or earnings.

         In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.


         In July 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3". Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on our future reported financial position or results of operations.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

--------------------------------------------------------------------------------

2.    SIGNIFICANT ACCOUNTING POLICIES - CONT'D

--------------------------------------------------------------------------------

         In November 2005, the FASB issued Staff Position ("FSP") FAS115-1/124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. Management does not believe the adoption of this FSP will have a material impact on our future reported financial position or results of operations.


       m) Restatement and reclassifications

         Certain comparative figures have been reclassified to conform to the current year's method of presentation. Also effective December 31, 2005, the Company revised its accounting for share issued for deferred compensation to include these costs in stockholders' deficit and not in prepaid expenses. Accordingly, the comparative financial statements have been restated to conform with this accounting treatment. This change in accounting had no effect on the reported results of operations or cash flows for 2004; however, reported total assets and stockholders' equity were reduced by $343,750.


--------------------------------------------------------------------------------

3.    INTANGIBLE ASSETS

--------------------------------------------------------------------------------
       a) Asset purchase agreement

         Pursuant to an asset purchase agreement dated May 1, 2004, the Company acquired from the Company's President and a significant shareholder proprietary rights and formulas to the 26 natural herbal medicinal products that comprise the King of Herbs and Taoist Medicine product lines. In exchange for the proprietary rights and formulas to these products, the Company agreed to pay total consideration as follows:

         - 2,200,000 common shares with a fair value of $0.87 per share        $191,307
         - Assumption of debt owing to shareholders                             175,000
                                                                                -------
                                                                               $366,307
                                                                               ========

         The amount due to shareholders bears interest at 10% per annum, is unsecured and has no specific terms of repayment. In addition, the Company agreed to pay the vendors a combined total royalty equal to 5% of annual gross sales of the products until May 1, 2009.

         For accounting purposes, the Company has recorded the cost of acquiring the proprietary rights and formulas as intangible assets at the related party vendor's carrying value of $1. The excess of the purchase price over the carrying value of the intangible assets totalling $366,306 has been expensed as research and development costs during the year ended December 31, 2004.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

--------------------------------------------------------------------------------

3.    INTANGIBLE ASSETS

--------------------------------------------------------------------------------

       b) Licensing rights agreement

         On March 9, 2004, the Company entered into an initial licensing agreement (the "Cordyceps Agreement") with Hotway Nutraceuticals Canada Co., Ltd. ("Hotway"), a British Columbia company. Under this agreement, Hotway has granted the Company exclusive licenses to 19 cordyceps products for a term of twenty years in the following countries: United States, Canada, Argentina, Brazil, Columbia, Chile, Uruguay, Paraguay, England, France, Germany, Italy, Spain, Holland, Poland, Switzerland, Sweden, Australia, Monaco, Norway, Denmark, Austria, Ireland, Israel, Kuwait, Iran, Hong Kong, Japan, Malaise, Singapore, India, Indonesia and the People's Republic of China. The Cordyceps Agreement grants the Company (a) the exclusive license to utilize 19 neutraceutical products and their raw materials in the above-listed territories; (b) the exclusive rights to register the Trademarks/Trade Names of the products under the Company's name in each of the above-listed territories; (c) the exclusive license to use, replicate, copy, modify, adopt and manufacture the products for the purpose of developing derivative products by modifying, refining, upgrading, or improving the licensed property; and (d) the exclusive rights to the licensed products' ingredients. In addition, Hotway granted the Company a right of first refusal to acquire any new products developed by Hotway after January 9, 2004. In consideration for rights granted under the Cordyceps Agreement, the Company agreed to pay Hotway $10,000 for each country listed above, for a total of $330,000, originally due to Hotway by March 9, 2005. The Company also agreed to: (a) sell a minimum of 2,000 bottles/60 capsules of the licensed products within 6-12 months after March 9, 2004; (b) manage marketing programs for the licensed products within 3-6 months after March 9, 2004; (c) maintain sales of a minimum of 6,000 bottles/60 capsules annually for each above-listed country within 6-12 months after March 9, 2004; and (d) sell a minimum of 200kg/month of raw materials in Canada within 6-12 months after March 9, 2004.

         On March 9, 2004, the Company entered into another licensing agreement (the "De-Daibe Agreement"), which grants the Company exclusive licenses to De-Daibe and Depressor Herbs neutraceutical products for a term of twenty years in the following countries: United States, Canada, Argentina, Brazil, Columbia, Chile, Uruguay, Paraguay, England, France, Germany, Italy, Spain, Holland, Poland, Switzerland, Sweden, Australia, Monaco, Norway, Denmark, Austria, Ireland, Israel, Kuwait, Iran, Hong Kong, Japan, Malaise, Singapore, India, Indonesia and the People's Republic of China. This licensing agreement grants the Company (a) the exclusive license to utilize the De-Daibe and Depressor Herbs neutraceutical products and their raw materials in the above-listed territories; (b) the exclusive rights to register the Trademarks/Trade Names of the products under the Company's name in each of the above-listed territories; (c) the exclusive license to use, replicate, copy, modify, adopt and manufacture the products for the purpose of developing derivative products by modifying, refining, upgrading, or improving the licensed property; and (d) the exclusive rights to the licensed products' ingredients. In addition, Hotway granted the Company a right of first refusal to acquire any new products developed by Hotway after March 9, 2004. In consideration for rights granted under the De-Daibe Agreement, the Company agreed to pay Hotway $10,000 for each country listed above, for a total of $330,000 originally due to Hotway by March 9, 2005. The Company also agreed to: (a) sell a minimum of 2,000 bottles/60 capsules of the licensed products within 6-12 months after March 9, 2004; (b) manage marketing programs for the licensed products within 3-6 months after March 9, 2004; (c) maintain sales of a minimum of 6,000 bottles/60 capsules annually for each above-listed country within 6-12 months after March 9, 2004; and (d) sell a minimum of 200kg/month of raw materials in Canada within 6-12 months after March 9, 2004.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005


3.    INTANGIBLE ASSETS - CONT'D


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

         On November 2, 2004, 760,000 common shares with a fair value of $0.25 each were issued to Hotway representing total consideration of $190,000 paid in respect of the Exclusive Licensing Agreements. The Company charged amortization of $7,125 to operations for the year ended December 31, 2004. Management has determined that it is not possible at this time to estimate future cash flows to be generated from these licences and accordingly an impairment charge equal to the unamortized balance of $182,874 has been recorded during the year ended December 31, 2004 leaving a carrying value of $1.

         During 2005, this licensing agreement was cancelled. The Company is attempting to recover the stock and have it cancelled.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

--------------------------------------------------------------------------------

3.    INTANGIBLE ASSETS - CONT'D

--------------------------------------------------------------------------------

      c) Asset purchase agreement

         Pursuant to an asset purchase agreement dated March 22, 2005, the Company acquired from an officer and director, and another person related to the officer intellectual rights to 108 "100% Natural Taoist Herbal Medicinal Products" that comprise the Company's Taoist Medicine product lines. In exchange for the rights, the Company agreed to pay total consideration as follows:

     - 4,500,000 common shares with a fair value of $0.30 per share   $1,350,000
     - Payable to shareholders                                            10,000
                                                                       ---------
                                                                      $1,360,000

         In addition, the Company agreed to pay the vendors a royalty equal to 5% of annual gross sales of the products until March 22, 2039.


         For accounting purposes, the Company has recorded the cost of acquiring the intellectual rights as intangible assets at the related party vendor's carrying value of $1. The excess of the purchase price over the carrying value of the intangible assets totalling $1,359,999 has been expensed as research and development costs during the year ended December 31, 2005.

--------------------------------------------------------------------------------

4.    PROPERTY AND EQUIPMENT

--------------------------------------------------------------------------------

    Property and equipment consists of the following:

                                                      December 31,  December 31,
                                                           2005          2004

                                                             $             $

           Computer                                       16,688         5,766
           Furniture and fixtures                          2,849           378
                                                         -------       -------
                                                          19,537         6,144

           Less:  accumulated depreciation                (4,906)       (1,012)
                                                         -------       -------

                                                          14,631         5,132
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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

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

     The preferred stock has a stated value of $0.15 per share and a liquidation preference over the Company's common stock. Holders of Series A preferred stock are entitled to two votes for each share of Series A preferred stock owned. Each share of Series A preferred stock is convertible, at the option of the holder, into two shares of common stock, commencing two years after the date of issuance, provided the market price of the common stock is not below $1.00 per share. Additionally, if prior to two years from the date of issue, there is a sale or other disposition of all or substantially all of the Company's assets, a transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of, or upon a consolidation, merger or other business combination where the Company is not the survivor, then immediately prior to such event each holder of Series A preferred stock may convert any or all of such holder's shares of Series A preferred stock into common stock.


     The Company has granted stock options as follows:

                                                -------------------- ------------------ -----------------------
                                                                      Weighted Average      Weighted Average
                                                 Number of Options     Exercise price     Remaining Contractual
                                                                              $                   Life
                                                -------------------- ------------------ -----------------------
         Balance December 31, 2003                               -                 -                    -

         Issued during the year                          7,500,000               0.11                    -
         Exercised during the year                        (500,000)              0.10                    -
         Cancelled during the year                        (400,000)              0.10                    -
                                                -------------------- ------------------ -----------------------

         Balance, December 31, 2004                      6,600,000               0.11               3.33 years

         Issued during the year                          3,727,753               0.36                    -
         Exercised during the year                        (348,578)              0.10                    -
         Expired during the year                          (350,000)              0.10                    -
         Cancelled during the year                      (1,650,000)              0.24                    -
                                                 --------------------------------------- ----------------------

         Balance, December 31, 2005                      7,979,175              0.20               2.53 years
                                                ==================== ================== =======================


     a) During the first and second quarters of 2005 the Company granted 1,200,000 stock options to consultants and officers with exercise prices ranging from $0.30 to $0.80 subject to immediate vesting for terms ranging from one to four years. The Company determined there was no intrinsic value attributable to these options as on the day of grant the exercise price was equal to or greater than the stock's estimated fair value. The Company also concluded that there was no reasonably determinable fair value to these options for the following reasons: First, at the time of grant the Company's stock was not listed for trading on a public stock exchange and there was no other established market for the stock. Second, given the Company's early stage of development management determined that there were no comparable companies or other reliable basis that could be reasonably used for selecting assumptions for determining the fair value of options granted by application of an option pricing model. Any attempt to apply option pricing models would have been based on arbitrary assumptions producing unreliable results. Accordingly, management has estimated the fair value of these options granted to be nil.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

--------------------------------------------------------------------------------

6.       CAPITAL STOCK - CONT'D

--------------------------------------------------------------------------------

     b) During the third quarter of 2005, after obtaining a listing on the OTC Bulletin Board, the Company granted 200,000 stock options to consultants with an exercise price of $1.00 subject to immediate vesting for a term of two years. Stock-based compensation of $190,389 was recorded as consulting expense during the year ended December 31, 2005. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

               ----------------------------------------- -------------
               Risk-free interest rate                           3.5%
               ----------------------------------------- -------------
               Dividend yield                                      0%
               ----------------------------------------- -------------
               Volatility factor                                 179%
               ----------------------------------------- -------------
               Expected option life                           2 years
               ----------------------------------------- -------------

     c) The Company granted 250,000 stock options to a consultant with an exercise price of $1.00. During the year ended December 31, 2005, the options were cancelled before the expiry of three-month probation period. Accordingly, no stock-based compensation was recorded in respect of these options.

     d) On November 1, 2005, the Company granted 300,000 stock options to a consultant with an exercise price of $0.50 subject to immediate vesting for a term of one year. Stock-based compensation of $58,224 was recorded as consulting expense during the year ended December 31, 2005. The fair value of the stock options was estimated by application of the fair value method using Black-Scholes option pricing model. Assumptions used in this model were as follows:

               ----------------------------------------- -------------
               Risk-free interest rate                          4.14%
               ----------------------------------------- -------------
               Dividend yield                                      0%
               ----------------------------------------- -------------
               Volatility factor                                 179%
               ----------------------------------------- -------------
               Expected option life                            1 year
               ----------------------------------------- -------------

     e) On December 18, 2005 the Company granted 1,000,000 stock options to a director with an exercise price of $0.20 subject to immediate vesting for a term of four years. Stock-based compensation equal to the intrinsic value of the options of $9,910 was recorded as consulting expense. The fair value of the stock options was estimated by application of the fair value method using Black-Scholes option pricing model and the fair value of $207,216 was included in the calculation of pro-forma net loss. Assumptions used in this model were as follows:

               ----------------------------------------- -------------
               Risk-free interest rate                          3.76%
               ----------------------------------------- -------------
               Dividend yield                                      0%
               ----------------------------------------- -------------
               Volatility factor                                 179%
               ----------------------------------------- -------------
               Expected option life                           4 years
               ----------------------------------------- -------------

     f) On December 23, 2005 the Company granted 500,000 stock options to a consultant with an exercise price of $0.15 subject to immediate vesting for at term of two years. Stock-based compensation of $80,639 was recorded as consulting expense during the year ended December 31, 2005. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

               ----------------------------------------- -------------
               Risk-free interest rate                          3.71%
               ----------------------------------------- -------------
               Dividend yield                                      0%
               ----------------------------------------- -------------
               Volatility factor                                 179%
               ----------------------------------------- -------------
               Expected option life                           2 years
               ----------------------------------------- -------------

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005


--------------------------------------------------------------------------------

6.       CAPITAL STOCK - CONT'D

--------------------------------------------------------------------------------

     g) On December 23, 2005 the Company granted 277,753 stock options to a director with an exercise price of $0.15 subject to immediate vesting for a term of two years. Stock-based compensation equal to the intrinsic value of the options of $5,505 was recorded as consulting expense. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model and the fair value of $44,796 was included in the calculation of pro forma net loss. Assumptions used in this model were as follows:

               ----------------------------------------- -------------
               Risk-free interest rate                          3.71%
               ----------------------------------------- -------------
               Dividend yield                                      0%
               ----------------------------------------- -------------
               Volatility factor                                 179%
               ----------------------------------------- -------------
               Expected option life                           2 years
               ----------------------------------------- -------------

     h) On December 23, 2005 the Company granted 1,000,000 Series A preferred stock options to the Company's President with an exercise price of $0.15 subject to immediate vesting. The Company determined that the fair value attributable to these options was not readily determinable and a nil value was attributed to this option for the following reasons. First, there is no immediate market for the Series A preferred shares. Second, the conversion feature of the Series A preferred stock can be exercised only if the market price of the Company's common stock is greater than $1.00. On the date of grant the market price was approximately $.15 indicating significant uncertainty that the conversion feature will be available. Finally, management has determined that the underlying fair value of the net assets attributable to these shares does not exceed the exercise price.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

6.       CAPITAL STOCK - CONT'D

--------------------------------------------------------------------------------

     The Company has issued share purchase warrants as follows:

                                                Number of     Weighted Average
                                                 Warrants       Exercise Price
         Balance, April 3, 2002                         -            $    -

         Issued during the period (i)              19,000              0.75
                                                   ------             -----

         Balance, December 31, 2002                19,000              0.75

         Issued during the year (ii)              100,000              0.11
                                                  -------              ----

         Balance, December 31, 2003               119,000              0.22

         Issued during the year (iii)             220,000              0.75
                                                  -------              ----

         Balance, December 31, 2004               339,000              0.56

         Issued during the year (iv)            1,080,000              0.75
         Expired during the year                 (239,000)             0.75
                                                 ---------             ----

         Balance December 31, 2005              1,180,000              0.71
                                                =========              ====


     i) During 2002, the Company issued 19,000 units at $0.10 per unit. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase an additional common share for $0.75 and must be exercised within six months of the date the Company's shares commence trading on a United States Stock exchange. These warrants were not exercised, and expired in full during fiscal 2005.

     ii) During 2003, the Company issued 100,000 units at $0.08 per unit. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase an additional common share for $0.11 and must be exercised within two years of the date the Company's shares commence trading on a United States Stock exchange.

     iii) During 2004, the Company issued 220,000 units at $0.25 per unit. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase an additional common share for $0.75 and must be exercised within one year. These warrants were not exercised, and expired in full during fiscal 2005.

     iv) During 2005, the Company issued 1,080,000 units at $0.25 per unit. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase an additional common share for $0.75 and must be exercised within one year of the date the Company's shares commence trading on a United States Stock exchange.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

7.       SUPPLEMENTARY NON-CASH INFORMATION

--------------------------------------------------------------------------------

     The Company entered into the following non-cash transactions:

          a. During 2005, the Company issued 4,500,000 common shares with a fair value of $0.30 per share as partial consideration for the purchase of licensing rights. (See Note 3 (c)).

          b. During 2005, the Company issued 4,567,900 common shares with fair values ranging from $0.15 to $0.62 per share for a total value of $1,392,297 of which $1,046,942 was recorded as consulting and management fee expenses, $261,000 as deferred compensation, $9,355 as a loss on settlement of debt, and $75,000 as professional fees.

          c. During 2005, the Company issued 277,753 common shares with a fair value of $47,218 to settle debt. The difference between the face value of the amount payable and the total fair value of the shares issued, which amounted to $5,373, was recorded as loss on debt settlement and issuance of shares.

          d. During 2005, the Company issued 348,578 common shares upon the exercise of options at a price of $0.10 per share.

          e. During 2005, the Company issued 1,000,000 shares of Series A Preferred Stock with a fair value of $0.15 per share to settle debt of $150,000 owed to the President of the Company.

          f. During 2004, the Company issued 1,000,000 common shares with a fair value of $0.25 per share pursuant to a two-year consulting agreement. In 2004, $46,875 was recorded as consulting fees and $203,125 was recorded as deferred compensation. Pursuant to the same agreement, the Company granted 1,000,000 stock options to the consultant with an exercise price of $0.10 per share. These options were granted in respect of a contract that required services to be performed over a two year term. The fair value of these options at the date of grant was estimated to be $150,000. In 2004, $9,375 was recorded as a consulting fee and $140,625 was recorded deferred compensation.

               During 2005, this services agreement was terminated and 700,000 out of the 1,000,000 common shares issued in 2004 were cancelled by way of written agreement. Accordingly, $28,125 was recorded as consulting fees and $175,000 worth of common stock was cancelled. The Company intends to retrieve the stock certificates. Both parties also agreed to cancel the 1,000,000 stock options granted in 2004. During 2005, the balance of $140,625 deferred compensation was recorded as consulting fees.

          g. During 2004, the Company issued 760,000 common shares with a fair value of $0.25 per share as partial consideration of $190,000 for the purchase of intangible assets of 19 Cordyceps products and the De-Daibe and Depressor Herbs products from Hotway (see Note 3
               (b)).

          h. During 2004, the Company issued 2,200,000 common shares with a fair value of $0.87 per share and a $175,000 promissory note payable as consideration for the purchase of intangible assets (see Note 3 (a)). As at December 31, 2004, notes payable included accrued interest of $10,206.

          i. During 2004, the Company issued 1,000,000 common shares with a fair value of $0.25 per share for legal services. For the ended December 31, 2004, $250,000 was recorded as professional fees.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

--------------------------------------------------------------------------------

7.    SUPPLEMENTARY NON-CASH INFORMATION - CONT'D

--------------------------------------------------------------------------------

          j. During 2004, the Company issued 231,000 common shares with fair values ranging from $0.001 to $0.25 for a total value of $49,815 to pay for consulting services.

          k. During 2004, the Company issued 310,000 common shares with a fair value of $18,800 to settle debt with a face value of $10,380. The difference between the face value of the amount payable and the total fair value of the shares issued, which amounted to $8,420, was recorded as loss on debt settlement.

          l. During 2004, 70,064 stock options were exercised at a price of $0.25 per share for a total subscription price of $17,516 which was settled by cancelling a debt owed to the subscriber in the amount of $17,516.

          m. During 2004, the Company issued 1,336,700 common shares with a fair value of $125,821 for total cash consideration of $84,944. The difference between the cash received and the total fair value of the shares issued amounted to $40,877, of which $20,877 was recorded as loss on debt settlement and $20,000 was recorded as consulting fees.

--------------------------------------------------------------------------------

8.    RELATED PARTY TRANSACTIONS

--------------------------------------------------------------------------------

     The Company has entered into the following related party transactions:

     a) Accrued management and consulting fee to directors and certain significant shareholders totalling $246,061 (2004 - $328,438);

     b) Accrued interest expense to directors and shareholders totalling $45,305 (2004 - $19,734);

     c) Recorded sales to directors and shareholders totalling $1,671 (2004 - $7,305);

     d) Acquired intellectual property and paid research and development costs to directors and certain significant shareholders with a total cost of $1,360,000 (2004 - $366,307) (see Notes 3 and 7).

     e) During 2005, the Company issued 1,000,000 Series A preferred shares with a fair value of $0.15 per share to settle debt of $150,000 owed to the President of the Company.

--------------------------------------------------------------------------------

9.    COMMITMENTS

--------------------------------------------------------------------------------

     Pursuant to various management and consulting contracts the Company has committed to pay fees and issue common stock as follows:

          - pay a monthly management fee of $18,000 to the Company's President starting on April 1, 2005 and pay a 3% royalty on gross sales of the Company.
          - pay a monthly consulting fee of $6,000 to a shareholder and officer of the Company.
          - pay a monthly consulting fee of $7,500 for investor relations services.
          - issue 100,000 common shares as compensation for consulting services to an officer in March 2006.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

--------------------------------------------------------------------------------

10.    INCOME TAXES

--------------------------------------------------------------------------------

       The Company has net operating loss carry forwards for income taxes purposes amounting to approximately $1,378,000 as of December 31, 2005 (2004- $855,000) which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, commencing in 2022. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. During the fiscal year ended December 31, 2005, the valuation allowance increased by $457,000.


--------------------------------------------------------------------------------

11.    LOSS ON SETTLEMENT OF DEBTS AND ISSUANCE OF SHARES

--------------------------------------------------------------------------------

       During the year ended December 31, 2005 and 2004, the Company issued shares to settle outstanding debts. At the time of issuing these shares the fair value of certain of theses shares was greater than the face amount of the debt being settled. The difference between the fair value of these shares and the face value of the debt was recorded as a loss on settlement of debt which amounted to $14,728 in 2005 and $8,420 in 2004.(see Note 7).

       During the year ended December 31, 2004, the company issued shares for cash consideration when, at the time of issuing the shares, the fair value of the shares was greater than the cash consideration received. In 2004 the difference amounted to $40,877 of which $20,877 was recorded as a loss on settlement of debt and issuance of shares and $20,000 was recorded as consulting fees (see Note 7).

       The total loss on settlement of debt and issuance of shares as reported in the statement of operations was $14,728 in 2005 and $29,297 in 2004.

--------------------------------------------------------------------------------

12.    SUBSEQUENT EVENTS

--------------------------------------------------------------------------------

     a) On January 16, 2006, the Company entered into a letter of intent, effective January 27, 2006, with WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences, located in Beijing, China, for the worldwide development of the China International University of Traditional Chinese Medicine and the University Hospital for Traditional Chinese Medical Sciences (the "Project"). Pursuant to the Letter of Intent, the parties agreed to pursue the co-development of the Project on a worldwide basis for a five (5) year period following execution of the Letter of Intent. Further, WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences have agreed to provide the Company with full intellectual and scientific and medical and technical support for further development of the Project, while the Company has agreed to be responsible for further investment capital and business development for the Project. The parties have agreed to further discuss and negotiate the detailed terms for the development of the Project, and expect that any such agreement shall be made in a formal agreement to be entered into between the parties.

     b) On January 17, 2006, the Company issued 250,000 common shares with a fair value of $0.12 per share for $30,000 of consulting services.

     c) On January 18, 2006, the Company issued 300,000 common shares with a fair value of $0.11 per share for $33,000 of management consulting services.

     d) On January 22, 2006, the Company issued 250,000 common shares with a fair value of $0.12 per share for $30,000 of consulting services.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

--------------------------------------------------------------------------------

12.    SUBSEQUENT EVENTS - CONT'D

--------------------------------------------------------------------------------

     e) On January 22, 2006, the Company issued 134,710 common shares with a fair value of $0.12 per share for settlement of $16,165 of debt.

     f) On February 1, 2006, the Company issued 90,000 common shares with a fair value of $0.25 per share for $22,500 of consulting services.

     g) On February 7, 2006, the Company granted 150,000 common stock options exercisable at $1.00 and expiring on July 20, 2007.

     h) On February 14, 2006, the Company issued 100,000 common shares with a fair value of $0.11 per share for $11,000 of legal services.

     i) On February 16, 2006, the Company declared a stock dividend on the basis of one new share of common stock for every four shares of common stock outstanding, and one share of Series A preferred stock for every four shares of Series A preferred stock outstanding. The record date is February 28, 2006 and the payment date is March 17, 2006.

     j) On February 18, 2006, the Company re-priced the exercise price on 100,000 outstanding stock options from $1.00 to $0.30.

     k) On February 19, 2006, the Company entered into a letter of intent, effective February 19, 2006, with Shaanxi WanAn Pharmaceutical Co. Ltd. ("Shaanxi") in which the Company was granted the exclusive rights and first right of refusal to acquire a 51% or greater interest in Shaanxi. The Company must perform due diligence within 60 days of the agreement and will pay a combination of cash and common shares for the purchase price. The purchase price has not been determined. The acquisition will be subject to entering into a formal acquisition agreement between the parties.

     l) On February 21, 2006, the Company issued 300,000 shares with a fair value of $0.12 per share for $36,000 of consulting services.

     m) On February 21, 2006, the Company issued 150,000 shares with a fair value of $0.12 per share for $18,000 of administrative services.

     n) On January 18, 2006, the Company granted 2,500,000 common stock options exercisable at $0.15 and expiring on January 18, 2009.

     o) On January 22, 2006, the Company granted 1,000,000 common stock options exercisable at $0.20 and expiring on January 28, 2008.

     p) On January 22, 2006, the Company granted 1,000,000 common stock options exercisable at $0.20 and expiring on December 31, 2008.

     q) On January 28, 2006, the Company granted 600,000 common stock options exercisable at $0.30 and expiring on December 31, 2008.

     r) On February 1, 2006, the Company granted 1,000,000 common stock options exercisable at $0.20 and expiring on February 1, 2008.