Form 10QSB
period 2006-03-31
China Health Holding, Inc.
filed 2006-05-12
CIK 1302331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                [GRAPHIC OMITTED]

                 ----------------------------------------------------

                                   FORM 10-QSB

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the First Quarter Ended March 31, 2006


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                 ----------------------------------------------------




                        Commission File Number 333-119034
                           CHINA HEALTH HOLDING, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             NEVADA                                         98-0432681
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

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

Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

Total revenues for quarter ended March 31, 2006 were $0.

As of May 11, 2006 there were 60,764,551 shares of issuer's common stock issued and outstanding.

                           CHINA HEALTH HOLDING, INC.
                                   FORM 10-QSB
                   For the Fiscal Quarter Ended March 31, 2006
            --------------------------------------------------------



Part I                                                                  Page

Item 1.  Financial Statements.                                           3

Item 2.  Management's Discussion and Analysis or Plan of Operations.    22

Item 3.  Controls and Procedures                                        34

Part ll                                                                 Page

Item 1.  Legal Proceedings.                                             35

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds     35

Item 3.  Defaults Upon Senior Securities                                36

Item 4.  Submission of Matters to a Vote of Security Holders.           36

Item 5.  Other Information                                              36

Item 6. Exhibits.                                                       36

Signatures.                                                             37

                            CHINA HEALTH HOLDING INC.

                          (a development stage company)

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS


                                 MARCH 31, 2006

                                   (Unaudited)


    CONSOLIDATED BALANCE SHEETS

    INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

    INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PART I

Financial Statements

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                              March 31,            December 31,
                                                                                                2006                  2005
                                                                                                  $                     $
                                                                                             (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash                                                                                         14,014               14,887
    Prepaid expenses                                                                              7,476                5,126
                                                                                              ---------            ---------
Total current assets                                                                             21,490               20,013

PROPERTY AND EQUIPMENT, net (Note 4)                                                             13,627               14,631

INTANGIBLE ASSETS (Note 3)                                                                            3                    3
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                     35,120               34,647
====================================================================================================================================


LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                                     20,623               33,785
     Due to shareholders (Note 5)                                                               764,165              584,639
                                                                                              ---------            ---------
Total current liabilities                                                                       784,788              618,424
                                                                                              ---------            ---------

COMMITMENTS (Notes 3 and 9)


       Preferred stock, $0.001 par value, 20,000,000 shares authorized,
          1,250,000 (December 31, 2005 - 1,000,000) shares issued and
          outstanding (Note 6)                                                                    1,250                1,000
       Common stock, $0.001 par value, 300,000,000 shares authorized
           60,464,551 (December 31, 2005 - 46,596,931) shares issued and
          outstanding (Note 6)                                                                   60,465               46,597
       Additional paid-in capital                                                             6,836,118            5,676,104
       Deferred Compensation (Note 7)                                                        (1,154,083)            (257,514)
       Deficit accumulated during the development stage                                      (6,425,420)          (5,996,301)
       Accumulated other comprehensive loss                                                     (67,998)             (53,663)
                                                                                              ---------            ---------
Total Stockholders' (Deficit)                                                                  (749,668)            (583,777)
------------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                                    35,120               34,647
====================================================================================================================================

The accompanying notes are an integral part of these interim financial statements

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                   Cumulative results
                                                                                                   of operations from
                                                               Three Month        Three Month         April 3, 2002
                                                              Period ended       Period ended     (inception) to March
                                                             March 31, 2006     March 31, 2005             31,
                                                                    $                  $                  2006
                                                                                                            $
------------------------------------------------------------------------------------------------------------------------------------
SALES                                                                      -                 -                8,976
Cost of goods sold                                                                           -                 (245)
                                                               -------------     -------------        -------------
                                                                           -                 -                8,731
                                                               -------------     -------------        -------------
EXPENSES
       Advertising and promotion                                           -             8,713              115,847
       Amortization of intangible assets                                   -                 -                7,125
       Consulting fees (Notes 6 and 7)                               117,104           212,452            2,039,993
       Depreciation                                                    1,052               538                5,958
       Interest and bank charges (Note 8)                             21,339            14,169               94,799
       Investor relations                                             34,479                 -               69,102
       Management fees (Note 7)                                      169,538            30,000            1,369,934
       Office                                                          8,794            14,482               35,289
       Professional fees (Note 7)                                     61,637           120,487              603,742
       Rent                                                            8,111             5,159               61,680
       Research and development (Note 3)                                   -                 -            1,743,593
       Travel                                                          3,556             2,990               29,726
       Vehicle                                                         3,106                 -               10,798
                                                               -------------     -------------        -------------
                                                                     428,716           408,990            6,187,586
                                                               -------------     -------------        -------------
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS FROM OPERATIONS                                            (428,716)         (408,990)          (6,178,855)

OTHER INCOME (EXPENSES)
       Foreign exchange                                                 (403)                 -               21,442
       Impairment of licensing rights (Note 3)                             -        (1,359,999)            (182,874)
       Gain (Loss) on settlement of debts and issuance of
          shares (Notes 7 and 11)                                          -                 -              (85,133)
                                                               -------------     -------------        -------------
                                                                           -                 -
                                                                        (403)       (1,359,999)            (246,565)
                                                               -------------     -------------        -------------
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                            (429,119)       (1,768,989)          (6,425,420)
                                                               -------------     -------------        -------------
====================================================================================================================================

BASIC NET LOSS PER SHARE                                              $(0.01)           $(0.05)
====================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING              51,931,000        37,652,521
====================================================================================================================================

The accompanying notes are an integral part of these interim financial statements

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       of operations from
                                                                 Three Month          Three Month         April 3, 2002
                                                                Period ended         Period ended     (inception) to March
                                                                  March 31,         March 31, 2005             31,
                                                                    2006                   $                  2006
                                                                      $                                         $


------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
       Net loss                                                     (429,119)         (1,768,989)          (6,425,420)
       Adjustments to reconcile net loss to cash
       used in operating activities:
          Accrued interest                                            20,069               8,130               90,229
          Amortization of intangible assets                                -                   -                7,125
          Depreciation                                                 1,052                 538                5,958
          Impairment of licensing rights                                   -                                  182,874
          License rights                                                   -           1,359,999            1,359,999
          Loss on settlement of debts and
            issuance of shares                                             -                   -               84,476
          Non cash expenses paid with shares                         121,151             315,005            2,450,666
          Stock-based compensation                                   156,412                   -            1,410,454

       Changes in operating assets and liabilities
          Prepaid expenses                                            (2,350)                  -               20,659
          Accounts payable and accrued liabilities                   (13,165)                  -               29,000
                                                                   ---------           ---------            ---------
Net cash used in operating activities                               (145,950)            (85,317)            (783,980)
                                                                   ---------           ---------            ---------
INVESTING ACTIVITIES
       Purchase of property and equipment                                  -              (4,706)             (19,536)
                                                                   ---------           ---------            ---------
Net cash used in investing activities                                      -              (4,706)             (19,536)
                                                                   ---------           ---------            ---------
FINANCING ACTIVITIES
       Issuance of common stock                                            -             245,000              513,697
       Net  advances (repayment) from shareholders                   159,457             (39,847)             371,876
                                                                   ---------           ---------            ---------
Net cash provided by financing activities                            159,457             205,153              885,573
                                                                   ---------           ---------            ---------
EFFECT OF EXCHANGE RATE CHANGES                                      (14,380)             10,027              (68,043)
                                                                   ---------           ---------            ---------
NET (DECREASE) INCREASE IN CASH                                         (873)            125,157               14,014

CASH, BEGINNING OF YEAR                                               14,887               3,511                    -
------------------------------------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                                     14,014             128,668               14,014
====================================================================================================================================

SUPPLEMENTARY NON-CASH INFORMATION (Note 7)


The accompanying notes are an integral part of these interim financial statements

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



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

     UNAUDITED INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.


2.    SIGNIFICANT ACCOUNTING POLICIES


     a)   Basis of presentation

     These consolidated financial statements have been presented in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States. The Company's year end is December 31.

     The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $763,298 and a stockholders' deficit of $749,668 has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern.

     The Company will depend almost exclusively on outside capital to complete the development of its intellectual property, and marketing of its products. Such outside capital will include proceeds from the issuance of equity securities and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


2.   SIGNIFICANT ACCOUNTING POLICIES - CONT'D


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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


2.   SIGNIFICANT ACCOUNTING POLICIES - CONT'D


     j)   Income taxes

     The Company follows SFAS No. 109, "Accounting for Income Taxes", using the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2006, full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

     k)   Stock-based compensation

     Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified retrospective transition method. There was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

     The following table illustrates the pro forma effect on net income and earnings per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 6:

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                       2006                    2005
                                                                                         $                       $
         Net loss -- as reported                                                    (429,119)              (1,768,979)
         Add: Stock-based compensation expense included in net loss -- as
           reported                                                                        -                        -
         Deduct: Stock-based compensation expense determined under fair value
           method                                                                          -                        -
                                                                                -------------------------------------------

         Net loss -- pro forma                                                      (429,119)              (1,768,979)
                                                                                -------------------------------------------

         Net loss per share - basic and diluted -- as reported                         (0.01)                   (0.05)
         Net loss per share - basic and diluted -- pro forma                           (0.01)                   (0.05)

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


2.   SIGNIFICANT ACCOUNTING POLICIES - CONT'D


     l)   Recent accounting pronouncements

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


3.   INTANGIBLE ASSETS


     a)   Asset purchase agreement

     Pursuant to an asset purchase agreement dated May 1, 2004, the Company acquired from the Company's President and a significant shareholder proprietary rights and formulas to the 26 natural herbal medicinal products that comprise the King of Herbs and Taoist Medicine product lines. In exchange for the proprietary rights and formulas to these products, the Company agreed to pay total consideration as follows:

        - 2,200,000 common shares at a fair value of $0.87 per share    $191,307
        - Due to shareholders                                            175,000
                                                                        --------
                                                                        $366,307

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

                           CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


3.   INTANGIBLE ASSETS - CONT'D


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

                           CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

     During 2005, this licensing agreement was cancelled and the 760,000 shares issued in 2004 are to be returned to the Company and cancelled.

     c)   Asset purchase agreement

     Pursuant to an asset purchase agreement dated March 22, 2005, the Company acquired from the Company's shareholders intellectual rights to 108 "100% Natural Taoist Herbal Medicinal Products" that comprise the Company's Taoist Medicine product lines. In exchange for the rights, the Company agreed to pay total consideration as follows:

       - 4,500,000 common shares at a fair value of $0.30 per share   $1,350,000
       - Payable to shareholders                                          10,000
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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


4.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                                        March 31,   December 31,
                                                          2006         2005
                                                            $            $

           Computer                                       16,729        16,688
           Furniture and Fixtures                          2,856         2,849
                                                        --------      --------
                                                          19,585        19,537

           Less:  accumulated depreciation                (5,958)       (4,906)
                                                        --------      --------
                                                          13,627        14,631
                                                        ========      ========


5.   DUE TO SHAREHOLDERS

     The amount due to shareholders bears interest at 10% per annum, is unsecured and has no specific terms of repayment (Note 8).

6.   CAPITAL STOCK

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

     During the quarter ended March 31, 2006, the Company issued a total of 1,640,000 common shares for services at an average of $0.13 per share for total consideration of $218,500.

     During the quarter ended March 31, 2006, the Company issued a total 134,710 common shares for corporate expenses at $0.12 per share for a total of $16,165.

     On February 16, 2006, the Company declared a stock dividend on the basis of one new share of common stock for every four shares of common stock outstanding resulting in 12,092,910 shares of common stock being issued, and one share of Series A preferred stock for every four shares of Series A preferred stock outstanding resulting in 250,000 preferred shares being issued. The record date is February 28, 2006 and the payment date is March 17, 2006.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


6.   CAPITAL STOCK - CONT'D

     The Company has granted stock options as follows:
                                                               -------------------- -------------------- --------------------
                                                                                    Weighted Average       Weighted Average
                                                                Number of Options    Exercise price      Remaining Contractual
                                                                                           $                     Life
                                                               -------------------- -------------------- --------------------
         Balance, December 31, 2005                                      7,979,175             0.20            2.53 years

         Issued during the period                                        6,650,000             0.20                -
         Expired during the period                                       (300,000)             0.30                -
                                                               -------------------- -------------------- --------------------
         Balance, March 31, 2006                                        14,329,175             0.19            2.69 years
                                                               ==================== ==================== =====================
         Balance, December 31, 2004                                      6,600,000             0.11            3.33 years

         Issued during the period                                          300,000             0.30                -

         Balance March 31, 2005                                          6,900,000             0.12            2.99 years
                                                               ==================== ==================== =====================

     a) On January 22, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $10,719 was recorded as consulting expense and $99,803 as deferred compensation during the three month period ended March 31, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

               ----------------------------------------- -------------
               Risk-free interest rate                          4.26%
               ----------------------------------------- -------------
               Dividend yield                                      0%
               ----------------------------------------- -------------
               Volatility factor                                 272%
               ----------------------------------------- -------------
               Expected option life                           2 years
               ----------------------------------------- -------------

     b) On January 22, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $7,066 was recorded as consulting expense and $103,417 as deferred compensation during the three month period ended March 31, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

               ----------------------------------------- -------------
               Risk-free interest rate                          4.26%
               ----------------------------------------- -------------
               Dividend yield                                      0%
               ----------------------------------------- -------------
               Volatility factor                                 272%
               ----------------------------------------- -------------
               Expected option life                        2.92 years
               ----------------------------------------- -------------

     c) On January 22, 2006, the Company granted 2,500,000 stock options to the President of the Company with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $102,279 was recorded as consulting expense and $168,146 as deferred compensation during the three month period ended March 31, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

               ----------------------------------------- -------------
               Risk-free interest rate                          4.21%
               ----------------------------------------- -------------
               Dividend yield                                      0%
               ----------------------------------------- -------------
               Volatility factor                                 272%
               ----------------------------------------- -------------
               Expected option life                           4 years
               ----------------------------------------- -------------

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


6.   CAPITAL STOCK - CONT'D


     d) On January 28, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $15,114 was recorded as consulting expense and $161,882 as deferred compensation during the three month period ended March 31, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

               ----------------------------------------- -------------
               Risk-free interest rate                          4.38%
               ----------------------------------------- -------------
               Dividend yield                                      0%
               ----------------------------------------- -------------
               Volatility factor                                 270%
               ----------------------------------------- -------------
               Expected option life                           2 years
               ----------------------------------------- -------------

     e) On February 1, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $18,791 was recorded as consulting expense and $215,071 as deferred compensation during the three month period ended March 31, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

               ----------------------------------------- -------------
               Risk-free interest rate                          4.47%
               ----------------------------------------- -------------
               Dividend yield                                      0%
               ----------------------------------------- -------------
               Volatility factor                                 269%
               ----------------------------------------- -------------
               Expected option life                           2 years
               ----------------------------------------- -------------

     f) On February 7, 2006, the Company granted 150,000 stock options to a consultant with an exercise price of $0.30 per share subject to immediate vesting. Stock-based compensation of $2,032 was recorded as consulting expense and $18,396 as deferred compensation during the three month period ended March 31, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

               ----------------------------------------- -------------
               Risk-free interest rate                          4.55%
               ----------------------------------------- -------------
               Dividend yield                                      0%
               ----------------------------------------- -------------
               Volatility factor                                 266%
               ----------------------------------------- -------------
               Expected option life                            1 year
               ----------------------------------------- -------------

     g) During the three month period ended March 31, 2006, the Company decreased the exercise price of 100,000 stock options granted to a consultant during the year ended December 31, 2005, from $1.00 per share to $0.30 per share. Stock-based compensation of $255 was recorded as consulting expense and $2,306 as deferred compensation during the three month period ended March 31, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

               ----------------------------------------- -------------
               Risk-free interest rate                          4.55%
               ----------------------------------------- -------------
               Dividend yield                                      0%
               ----------------------------------------- -------------
               Volatility factor                                 266%
               ----------------------------------------- -------------
               Expected option life                            1 year
               ----------------------------------------- -------------

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


6.   CAPITAL STOCK - CONT'D


     h) During the three month period ended March 31, 2006, the Company decreased the exercise price of 100,000 stock options granted to a consultant during the year ended December 31, 2005, from $1.00 per share to $0.30 per share. Stock-based compensation of $156 was recorded as consulting expense and $1,789 as deferred compensation during the three month period ended March 31, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

               ----------------------------------------- -------------
               Risk-free interest rate                          4.59%
               ----------------------------------------- -------------
               Dividend yield                                      0%
               ----------------------------------------- -------------
               Volatility factor                                 269%
               ----------------------------------------- -------------
               Expected option life                            1 year
               ----------------------------------------- -------------

     The Company has issued share purchase warrants as follows:

                                                                               Number of     Weighted Average
                                                                                Warrants       Exercise Price
         Balance, December 31, 2004                                              339,000             0.56

         Issued during the period (iv)                                         1,080,000             0.75
                                                                               ---------             ----

         Balance, March 31, 2005                                               1,419,000             0.70
                                                                               =========             ====

         Balance, December 31, 2005                                            1,180,000             0.70

         Expired during the year                                              (1,080,000)            0.75
                                                                               ---------             ----

         Balance, March 31, 2006                                                 100,000             0.15
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

          iv) During 2005, the Company issued 1,080,000 units at $0.25 per unit. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase an additional common share for $0.75 and must be exercised within one year of the date the Company's shares commence trading on a United States Stock exchange. These warrants were not exercised, and expired in full during fiscal the period ended March 31, 2006.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


7.   SUPPLEMENTARY NON-CASH INFORMATION


   The Company entered into the following non-cash transactions:

     a. On January 17, 2006, the Company issued 250,000 common shares with a fair value of $0.12 per share for $30,000 of consulting services. At March 31, 2006, $26,839 is included in deferred compensation.

     b. On January 18, 2006, the Company issued 300,000 common shares with a fair value of $0.11 per share for $33,000 of management consulting services. At March 31, 2006, $20,328 is included in deferred compensation.

     c. On January 22, 2006, the Company issued 250,000 common shares with a fair value of $0.12 per share for $30,000 of consulting services. At March 31, 2006, $26,712 is included in deferred compensation.

     d. On January 22, 2006, the Company issued 134,710 common shares with a fair value of $0.12 per share for $16,165 of corporate expenses of which $13,034 is included as a deferred compensation at March 31, 2006.

     e. On January 28, 2006, the Company issued 200,000 common shares with a fair value of $0.19 per share for $38,000 of consulting services, of which $34,424 is included as a deferred compensation at March 31, 2006.

     f. On February 1, 2006, the Company issued 90,000 common shares with a fair value of $0.25 per share for $22,500 of consulting services. At March 31, 2006, $16,789 is included in deferred compensation.

     g. On February 14, 2006, the Company issued 100,000 common shares with a fair value of $0.11 per share for $11,000 of legal services.

     h. On February 16, 2006, the Company declared a stock dividend on the basis of one new share of common stock for every four shares of common stock outstanding resulting in 12,092,910 common shares being issued, and one new share of Series A preferred stock for every four shares of Series A preferred stock outstanding resulting in 250,000 preferred shares being issued. The record date was February 28, 2006 and the payment date was March 17, 2006.

     i. On February 21, 2006, the Company issued 300,000 common shares with a fair value of $0.12 per share for $36,000 of consulting services. At March 31, 2006, $32,620 is included in deferred compensation.

     j. On February 21, 2006, the Company issued 150,000 common shares with a fair value of $0.12 per share for $18,000 of filing services. At March 31, 2006, $16,215 is included in deferred compensation.

     k. During the quarter ended March 31, 2005, the Company issued 4,500,000 common shares with a fair value of $0.30 per share as partial consideration for the purchase of licensing rights. (See Note 3 (c)).

     l. During 2004, the Company issued 1,000,000 common shares with a fair value of $0.25 per share pursuant to a two-year services agreement. In 2004, $46,875 was recorded as consulting fees and $203,125 was recorded as prepaid expenses. Pursuant to the same agreement, the Company granted 1,000,000 stock options to the consultant with an exercise price of $0.10 per share subject to immediate vesting. These options were granted in respect of a contract that required services to be performed over a two year term. The intrinsic value of these options at the date of grant was estimated to be $150,000. In 2004, $9,375 was recorded as a consulting fee and $140,625 was recorded as a prepaid expense.

          During the quarter ended March 31, 2005, this services agreement was cancelled. Subsequent to the quarter end, the Company and the consultant agreed that 700,000 out of the 1,000,000 common shares issued in 2004 were to be returned to the Company for cancellation. Accordingly, during the current quarter, $28,125 was recorded as consulting fees and $175,000 was recorded as shares to be returned for cancellation. Both parties also agreed to cancel 1,000,000 stock options granted in 2004. During the current quarter, the balance of $140,625 in prepaid expense was recorded as consulting fee.

     m. During the quarter ended March 31, 2005, the Company issued 427,900 common shares with fair values ranging from $0.25 to $0.30 for a total value of $125,725. $50,725 was recorded as consulting expenses and $75,000 was recorded as professional fees.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


8.   RELATED PARTY TRANSACTIONS


The Company has entered into the following related party transactions:

     a) Accrued management and consulting fee to directors and shareholders totalling $286,643 (March 31, 2005 - $39,500);

     b) Accrued interest expense to directors and shareholders totalling $20,069 (March 31, 2005 - $60,452);

9.   COMMITMENTS

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

     b) On February 19, 2006, the Company entered into a letter of intent effective February 28, 2006, with Shaanxi WanAn Pharmaceutical Co. Ltd. For the proposed acquisition by the Company of 51% or more of Shaanxi WanAn Pharmaceutical Co. Ltd. Pursuant to the letter of intent the Company has first refusal rights and legal exclusive rights for further acquisition of 51% of Shaanxi WanAn for the next 12 months.

     c) Pursuant to various management and consulting contracts the Company has committed to pay fees and issue common stock as follows:


          - pay a monthly management fee of $20,000 to the Company's President starting on January 1, 2006 and pay a 3% royalty on gross sales of the Company.
          - pay a monthly consulting fee of $7,000 to a shareholder and officer of the Company.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006


12.  SUBSEQUENT EVENTS


     a. On April 12, 2006, the Company issued 300,000 common shares with a fair value of $0.10 per share for $30,000 of consulting services.

     b. On April 16, 2006, the Company entered into a letter of intent, with Henan Tiankang Pharmaceuticals Co. Ltd. ("Henan"), located in Henan, China, for the proposed acquisition by the Company of 51% or more of Henan. Pursuant to the Letter of Intent, the Company has first refusal rights and legal exclusive rights to acquire 51% Henan for 9 months from the date of letter.

     c. On May 2, 2006, the Company entered into a letter of intent, effective as May 10, 2006, with Shannxi Meichen Pharmaceuticals, Co. Ltd. ("Shannxi Meichen") for the proposed acquisition by the Company of 51% or more of Shannxi Meichen. Pursuant to the Letter of Intent, the Company has first refusal rights and legal exclusive rights to acquire 51% Shannxi Meichen for 9 months from the date of the letter of intent.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions,
including       those set forth in the following discussion, including under the heading "- Risk Factors". Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

To the extent that statements in the quarterly report is not strictly historical, including statements as to revenue projections, business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future collaboration agreements, the success of the Company's development, events conditioned on stockholder or other approval, or otherwise as to future events, such statements are forward-looking, All forward-looking statements, whether written or oral, and whether made by or on behalf of the company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this annual report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions and the amount of growth in the Company's industry and general economy; competitive factors; ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-KSB; its quarterly reports on Forms 10-QSB; and any reports on Form 8-K. In addition, the company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

                                     PART I
Item 1. Description of Business.

Overview

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

We currently have 118 100% natural Taoist Herbal Medicinal products.

MULTI-VITAMINS AND SUPPLEMENTS

This product line will offer a full compliment of 100% natural multi-vitamins and multi-mineral food supplements. These products are intended to support the immune system, increase energy, provide stress relief, strengthen bones, enhance mental clarity and support relaxation and overall vitality.

RECENT DEVELOPMENTS

Letter of Intent with WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences

     On January 16, 2006, the Company) entered into a Letter of Intent, effective as of January 27, 2006, with WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences, located in BeiJing, China, for the worldwide development of the China International University of Traditional Chinese Medicine and the University Hospital for Traditional Chinese Medical Sciences (the "Project"). WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences consist of the Affiliated Hospital of Beijing College of Acupuncture and Orthopedics, the Orthopedic Department of Beijing College of Acupuncture and Orthopedics and the Institute of Orthopedics and Traumatology of China Academy of Traditional Chinese Medical Sciences.

         Pursuant to the Letter of Intent, the parties agreed to pursue the co-development of the China International University of Traditional Chinese Medicine and the University Hospital for Traditional Chinese Medical Sciences on a worldwide basis during the five (5) year period following execution of the Letter of Intent. Further, WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences have agreed to provide the Company with full intellectual and scientific and medical and technical support for further development of the Project, while the Company has agreed to be responsible for further investment capital and business development for the Project. The Company believes that the Project will allow it to bring the Traditional Chinese Medical technologies and methods utilized by WangJing Hospital of China Academy of Chinese Medical Sciences to other universities and hospitals on a worldwide basis.

Letter of Intent with Shaanxi WanAn Pharmaceutical Co. Ltd.

     On February 19, 2006, the Company entered into a Letter of Intent, effective as of February 28, 2006, with Shaanxi WanAn Pharmaceutical Co. Ltd. for the proposed acquisition by the Company of 51% or more of Shaanxi WanAn Pharmaceutical Co. Ltd. Pursuant to the letter of intent, Shaanxi WanAn Pharmaceutical Co. Ltd. has agreed to offer the Company with first refusal rights and legal exclusive rights for further acquisition of 51% or more Shaanxi WanAn Pharmaceutical Co. Ltd. in next 12 months.

Letter of Intent  with Henan  Tiankang  Pharmaceuticals  Co. Ltd.

     On April 16, 2006, the Company entered into a Letter of Intent with Henan Tiankang Pharmaceuticals Co. Ltd. for the proposed acquisition by the Company of 51% or more of Henan Tiankang Pharmaceuticals Co. Ltd. Pursuant to the letter of intent, both parties have expressed their intent and support for the cooperation and accomplishment of the acquisition and merge of Henan Tiankang Pharmaceuticals Ltd. by the Company. Further, Henan Tiankang Pharmaceuticals Co. Ltd. has agreed to offer the Company with first refusal rights and legal exclusive rights for further acquisition of 51% or more of Henan Tiankang Pharmaceuticals Co. Ltd. in the next 9 months from the date of the signed Letter of Intent.

     Henan Tiankang Pharmaceuticals Co. Ltd., which was established under the laws of the Peoples Republic of China and is based in Henan, China, is a pharmaceutical manufacturer and research and development company that has been GMP certified (in 2004) by the Peoples Republic of China State Drug Administrative Department. Henan Tiankang Pharmaceuticals Co. Ltd. was established in 2002 following the restructuring of Henan XinYuan Pharmaceuticals, which had 40 years of operating history and accomplishments in the Peoples Republic of China. Henan Tiankang Pharmaceuticals Co. Ltd. also acquired Henen XinLuei Pharmaceuticals (formerly known as Henan Guishanshencao Pharmaceuticals) in 2005.

Letter of Intent with Shannxi Meichen Pharmaceuticals co. Ltd.

     On May 2, 2006, the Company entered into a Letter of Intent, effective as of May 10, 2006, with Shannxi Meichen Pharmaceuticals Co. Ltd. for the proposed acquisition by the Company of 51% or more of Shannxi Meichen Pharmaceuticals Co. Ltd. Pursuant to the letter of intent, both parties have expressed their intent and support for the cooperation and accomplishment of the acquisition and merge of Henan Tiankang Pharmaceuticals Ltd. by the Company. Further, Shannxi Meichen Pharmaceuticals Co. Ltd. has agreed to offer the Company with first refusal rights and legal exclusive rights for further acquisition of 51% or more of Shannxi Meichen Pharmaceuticals Co. Ltd. in next 9 months from the date of signed Letter of Intent.

     Shannxi Meichen Pharmaceuticals Co. Ltd. is certified as a GMP Pharmaceutical Manufacturer by the Peoples Republic of China State Drug Administrative Agency. Shannxi Meichen Pharmaceuticals Co. Ltd. produces 69 different categories of pharmaceutical products, including, large capacity injection tablet, hard gelatin capsule, soft capsule, palletized granule for electric motor, tincture and eye drops and owns approximately 25 pharmaceutical drugs/products from the Peoples Republic of China State Drug Administrative Agency. Shannxi Meichen Pharmaceuticals Co. Ltd. has been awarded the title of Good Product at the Municipal Level, Good Product and Famous Brand Product at Municipal Level in the PR of China. In addition, its large volume injection and small volume injection products have been awarded the GMP certificate by the Peoples Republic of China State Drug Administrative Agency. Shannxi Meichen Pharmaceuticals Co. Ltd. is the surviving entity from the restructuring of Shannxi Meichen Bioscientific, Stock Co. Ltd. and Xianang Third Pharmaceutical Factory in January 2003.

     Each of the foregoing transactions is subject to a number of terms and conditions including, but not limited to, the negotiation and execution of a definitive acquisition agreement, as well as to the completion of full legal and financial due diligence, including the determination of the valuation of companies, and the completion and delivery of audited financial statements of the companies. There can be no assurance that any or all of the proposed transactions will be completed on the terms described, or at all.

RESULTS OF OPERATIONS

     We had a net loss of $429,119 for the three months ended March 31, 2006 as compared to a net loss of $1,768,989 for the three months ended March 31, 2005. The net loss for the three months ended March 31, 2006 consisted primarily of $117,104 of consulting fees, $169,538 of management fees, $61,637 of professional fees, $21,339 of interest and bank charges, $8,111 in rent, $3,556 of travel expenses, $8,794 of office expenses, $34,479 of investor relations related travel costs, $1,052 in depreciation expenses and $3,106 of vehicle expenses. The decrease in net loss was the result in an increase in management fees.

     Other Income (Expenses) was $(403) for the three months ended March 31, 2006 as compared to $(1,359,999) for the three months ended March 31, 2005. The decrease is attributed primarily to the impairment of licensing rights of $1,359,999 recognized during the three months ended March 31, 2005 compared to nil for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2006, we had cash of $14,404. Our current liabilities as of March 31, 2006 aggregated $784,788. As of March 31. 2006, we had a working capital deficiency of $763,298 and an accumulated deficit of $6,425,420. In order to sustain our current level of operations, we will need to raise at least $ 1million over the next six to twelve months. In order to expand our business, fund future development and begin marketing and selling our three product lines we will need to raise at least $5 million over the next six to twelve months. We intend to seek outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions. We have not yet sought any commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If adequate working capital is not available, we may be forced to curtail or cease operations.

     As of March 31, 2006, we had outstanding loans to our President Julianna Lu, Vice President XiaoFei Yu and Dick Wu of $612,786, $126,663 and $650, respectively. There are no formal agreements for when repayment of the loans must be made. The loans accrue interest at the rate of 10% per annum.

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

     In the next three to six months, we are planning to launch the VG-King and VG-Queen to be sold in North America. VG-King and VG-Queen are part of King of Herbs product line. VG-King is formulated specifically for the male genitor-urinary system. VG Queen is formulated specifically for the female reproductive system.

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

Our Strategy Of Growth Through Acquisition Is Inherently Risky.

     We intend to seek to identify and develop merger and/or acquisitions candidates in the Peoples Republic of China and worldwide as part of our growth plan to secure a strong future. Although we have signed a Letters of Intent to acquire WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences, Shaanxi WanAn Pharmaceutical Co. Ltd. and Henan Tiankang Pharmaceuticals Ltd., there can be no assurance that any or all of such acquisitions will be completed. Even if the acquisitions are completed, the final terms of the acquisition agreements may vary substantially from the terms described in this Offering Memorandum.

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

The Exercise Of Our Outstanding Warrants And Options May Depress Our Stock Price

     Not including the Warrants to be issued in connection with this offering, we currently have 15,409,175 warrants and options to purchase shares of our common stock outstanding. The exercise of warrants and/or options by a substantial number of holders within a relatively short period of time could have the effect of depressing the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

The Issuance Of Additional Shares Of Common Stock In Connection With Our Proposed Acquisition Will Dilute Your Investment In Our Common Stock.

     In connection with our proposed acquisitions, we may issue a substantial amount of shares of Common Stock, Preferred Stock and/or warrants to purchase additional shares of Common Stock or Preferred Stock. The issuance of these shares will have a significant further diluting effect on the proportionate equity interest and voting power of current holders of our Common Stock, including investors in this Offering.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

We are currently not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

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

On January 22, 2006, the Company issued 134,710 common shares with a fair value of $0.12 per share for settlement of $16,165 for $13,039 of auto expenses, of which $13,034 is included as a deferred compensation at March 31, 2006.

On January 22, 2006, the Company issued an aggregate of 2,000,000 stock options to two consultants with an exercise price of $0.20 per share, subject to immediate vesting.

On January 22, 2006, the Company issued of 2,500,000 stock options to its President, with an exercise price of $0.20 per share, subject to immediate vesting.

On January 28, 2006, the Company issued 200,000 common shares with a fair value of $0.19 per share for $38,000 of consulting services.

On January 28, 2006, the Company issued 1,000,000 stock options to a consultant of the Company with an exercise price of $0.20 per share, subject to immediate vesting.

On February 1, 2006, the Company issued 90,000 common shares with a fair value of $0.25 per share for $22,500 of consulting services.

On February 1, 2006, the Company issued 1,000,000 stock options to a consultant of the Company with an exercise price of $0.20 per share, subject to immediate vesting.

On February 7, 2006, the Company issued 150,000 stock options to a consultant of the Company with an exercise price of $0.30 per share, subject to immediate vesting.

On February 14, 2006, the Company issued 100,000 common shares with a fair value of $0.11 per share for $11,000 of legal services.

On February 16, 2006, the Company declared a stock dividend on the basis of one new share of common stock for every four shares of common stock outstanding, and one new share of Series A preferred stock for every four shares of Series A preferred stock outstanding. The record date was February 28, 2006 and the payment date was March 17, 2006.

On February 21, 2006, the Company issued 300,000 shares with a fair value of $0.12 per share for $36,000 of consulting services.

On February 21, 2006, the Company issued 150,000 shares with a fair value of $0.12 per share for $18,000 of filing services.

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



Dated: May 12, 2006
                              China Health Holdings, Inc.


                              By: /s/ Julianna Lu
                              -------------------
                              Julianna Lu
                              Chief Executive Officer, Principal
                              Financial Officer, Principal Accounting Officer, Treasurer and Chairman of the Board of Directors