Form 10QSB
period 2006-06-30
China Health Holding, Inc.
filed 2006-08-14
CIK 1302331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

--------------------------------------------------------------------------------

                        Commission File Number 333-119034
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

Yes [ ] No [ x ]

Total revenues for quarter ended June 30, 2006 were $0.

As of August 11, 2006 there were 62,414,551 shares of issuer's common stock issued and outstanding and 1,250,000 Series A Preferred Shares issued and outstanding.

                           CHINA HEALTH HOLDING, INC.
                                   FORM 10-QSB
                   For the Fiscal Quarter Ended June 30, 2006
                                [GRAPHIC OMITTED]


Part I                                                                     Page

Item 1.  Financial Statements.                                               3

Item 2.  Management's Discussion and Analysis or Plan of Operations.        22

Item 3.  Controls and Procedures                                            36

Part ll                                                                    Page

Item 1.  Legal Proceedings.                                                 37

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds         37

Item 3.  Defaults Upon Senior Securities                                    37

Item 4.  Submission of Matters to a Vote of Security Holders.               37

Item 5.  Other Information                                                  37

Item 6. Exhibits.                                                           37

Signatures.                                                                 38

                            CHINA HEALTH HOLDING INC.

                          (a development stage company)

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS


                                  JUNE 30, 2006

                                   (Unaudited)














    CONSOLIDATED BALANCE SHEETS

    INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

    INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS


------------------------------------------------------------------------------------------------------------------------------------
                                                                                           June 30, 2006        December 31, 2005
                                                                                                                  $
                                                                                                  $
                                                                                             (Unaudited)
ASSETS

CURRENT ASSETS
    Cash                                                                                          4,019               14,887
    Prepaid expenses                                                                              2,681                5,126
                                                                                          -------------        -------------
Total current assets                                                                              6,700               20,013

PROPERTY AND EQUIPMENT, net (Note 4)                                                             13,127               14,631

INTANGIBLE ASSETS (Note 3)                                                                            3                    3

------------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                     19,830               34,647



LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                                     37,946               33,785
     Due to shareholders (Note 5)                                                               968,159              584,639
                                                                                          -------------        -------------
Total current liabilities                                                                     1,006,105              618,424
                                                                                          -------------        -------------

COMMITMENTS (Notes 3 and 9)


       Preferred stock, $0.001 par value, 20,000,000 shares authorized,
          1,250,000 (December 31, 2005 - 1,000,000) shares issued and
          outstanding (Note 6)                                                                    1,250                1,000
       Common stock, $0.001 par value, 300,000,000 shares authorized
       62,414,551 (December 31, 2005 - 46,596,931) shares issued and
          outstanding (Note 6)                                                                   62,415               46,597
       Additional paid-in capital                                                             7,027,668            5,676,104
       Deferred Compensation (Note 6 and 7)                                                    (809,787)            (257,514)
       Deficit accumulated during the development stage                                      (7,211,978)          (5,996,301)
       Accumulated other comprehensive loss                                                     (55,843)             (53,663)
                                                                                          -------------        -------------
Total Stockholders' (Deficit)                                                                  (986,275)            (583,777)


TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                                    19,830               34,647


 The accompanying notes are an integral part of these interim financial statements

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Cumulative
                                                                                                                 results of
                                                                                                               operations from
                                                                                                                April 3, 2002
                                             Three Month      Three Month      Six Month        Six Month      (inception) to
                                            Period ended     Period ended     Period ended    Period ended        June 30,
                                            June 30, 2006    June 30, 2005   June 30, 2006    June 30, 2005         2006
                                                  $                $               $                $                 $

SALES                                                   -               -                -                -             8,976
Cost of goods sold                                      -               -                -                -              (245)
                                            -------------  --------------   --------------   --------------    --------------
                                                        -
                                                                        -                -                -              8,731
                                            -------------  --------------   --------------   --------------    --------------
                                                        -

EXPENSES
       Advertising and promotion                    3,280          37,589            3,280           46,302            119,127
       Amortization of intangible assets                -               -                -                -              7,125
       Consulting fees (Notes 6 and 7)            276,210         177,073          393,314          389,525          2,316,203
       Depreciation                                 1,338             721            2,390            1,259              7,296
       Interest and bank charges (Note 8)          16,454           3,457           37,793           17,626            111,253
       Investor relations                          37,526               -           72,005                -            106,628
       Management fees (Note 7)                   354,295          54,000          523,833           84,000          1,724,229
       Office                                      15,291               -           24,085            5,005             50,580
       Professional fees (Note 7)                  68,778          32,383          130,415          152,870            672,520
       Rent                                         7,291           4,695           15,402            9,854             68,971
       Research and development
       (Note 3)                                         -               -                -            3,904          1,743,593
       Travel                                         356             914            3,912                -             30,082
       Vehicle                                      5,003               -            8,109                -             15,801
                                            -------------  --------------   --------------   --------------     --------------
                                                  785,822         310,832        1,214,538          710,345          6,973,408
                                            -------------  --------------   --------------   --------------     --------------

NET LOSS FROM OPERATIONS                         (785,822)       (310,832)      (1,214,538)        (710,345)        (6,973,409)

OTHER INCOME (EXPENSES)
       Foreign exchange                              (736)          2,193           (1,139)          (7,284)            20,706
       Impairment of licensing rights
       (Note 3)                                         -               -                -       (1,359,999)          (182,874)

                                            -------------  --------------   --------------   --------------     --------------
       Gain (Loss) on settlement of debts
       and issuance of  shares
       (Notes 7 and 11)                                 -          (9,192)               -          (9,192)            (85,133)
                                            -------------  --------------   --------------   --------------     --------------
                                                     (736)         (6,999)          (1,139)      (1,376,475)           (247,301)
                                            -------------  --------------   --------------   --------------     --------------
NET LOSS                                         (786,558)       (317,831)      (1,215,677)      (2,086,820)         (7,211,978)
                                            -------------  --------------   --------------   --------------     --------------
BASIC NET LOSS PER SHARE                           $(0.01)         $(0.01)          $(0.02)           (0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                             61,668,000      42,577,000        56,803,000      40,128,406


 The accompanying notes are an integral part of these interim financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                            Cumulative results
                                                                                                            of operations from
                                              Three Month        Three Month    Six Month                      April 3, 2002
                                            Period ended June  Period ended       Period       Six Month      (inception) to
                                                   30,           June 30,       ended June   Period ended        June 30,
                                                 2006               2005         30, 2006    June 30, 2005         2006
                                                   $                 $              $              $                 $


OPERATING ACTIVITIES
       Net loss                                    (786,558)        (317,831)   (1,215,677)    (2,086,820)       (7,211,978)
       Adjustments to reconcile net loss to
       cash used in operating activities:
          Accrued interest                           15,839            8,670        35,908         16,800           106,068
          Amortization of intangible assets               -                -             -              -             7,125
          Depreciation                                1,338              721         2,390          1,259             7,296
          Impairment of licensing rights                  -                -             -              -           182,874
          License rights                                  -                -             -      1,359,999         1,359,999
          Loss on settlement of debts and
            issuance of shares                            -            9,192             -          9,192            84,476
          Non cash expenses paid with shares        315,599          226,090       436,750        541,095         2,708,124
          Stock-based compensation                  222,197                -       378,609              -         1,690,792

       Changes in operating assets and
       liabilities
          Prepaid expenses                            4,795                -         2,445              -            25,454
          Accounts payable and accrued
          liabilities                                17,326                -         4,161              -            46,326
                                              -------------    ------------- -------------  -------------     -------------
Net cash used in operating activities
                                                   (209,464)         (73,158)     (355,414)      (158,475)         (993,444)
                                              -------------    ------------- -------------  -------------     -------------

INVESTING ACTIVITIES
       Purchase of property and equipment                             (2,579)            -         (7,285)          (19,536)
                                              -------------    ------------- -------------  -------------     -------------
                                                          -
Net cash used in investing activities                                 (2,579)            -         (7,285)          (19,536)
                                              -------------    ------------- -------------  -------------     -------------
                                                          -

FINANCING ACTIVITIES
       Issuance of common stock                           -                -             -        245,000           513,697
       Net  advances (repayment) from
       shareholders                                 188,155          (15,910)      347,612        (55,757)          560,031
                                              -------------    ------------- -------------  -------------     -------------
Net cash provided by financing activities           188,155          (15,910)      347,612        189,243         1,073,728
                                              -------------    ------------- -------------  -------------     -------------

EFFECT OF EXCHANGE RATE CHANGES                      11,314           (8,335)       (3,066)         1,692           (56,729)
                                              -------------    ------------- -------------  -------------     -------------

NET (DECREASE) INCREASE IN CASH                      (9,995)         (99,982)      (10,868)        25,175             4,019

CASH, BEGINNING OF YEAR                              14,014          128,668        14,887          3,511                 -

CASH, END OF YEAR                                     4,019           28,686         4,019         28,686             4,019

SUPPLEMENTARY NON-CASH INFORMATION (Note 7)

 The accompanying notes are an integral part of these interim financial statements

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION


     China Health Holding Inc. (the "Company") is a Nevada company incorporated on April 3, 2002 as A E&E Pharma Corporation. The Company changed its name to China Health Holding Inc. on May 25, 2004. The Company is a development stage company that is engaged in the development of potential merger and acquisition opportunities with major pharmaceutical companies in PR China and ultimately the development of a pharmaceutical drug pipeline and technology. (Note 9)

     The Company completed a Form SB-2 registration statement with the United States Securities and Exchange Commission on February 11, 2005 and received approval from the NASD for the listing of the Company's shares for trading on the Over the Counter Bulletin Board ("OTCBB') on April 18, 2005.

     UNAUDITED INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.


2.    SIGNIFICANT ACCOUNTING POLICIES


     a)   Basis of presentation

     These consolidated financial statements have been presented in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States. The Company's year end is December 31.

     The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $999,405 and a stockholders' deficit of $986,275 has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern.

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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006



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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006



2.    SIGNIFICANT ACCOUNTING POLICIES - CONT'D

     j)   Income taxes

     The Company follows SFAS No. 109, "Accounting for Income Taxes", using the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2006, full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

     The following table illustrates the pro forma effect on net income and earnings per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 6:

                                                                            Three Months                   Six Months
                                                                           Ended June 30,                Ended June 30,
                                                                         2006            2005          2006           2005
                                                                           $              $              $              $

         Net loss -- as reported                                            (786,558)     (317,831)    (1,215,677) (2,086,820)
         Add: Stock-based compensation expense included in net
           loss -- as reported                                                     -             -              -           -
         Deduct: Stock-based compensation expense determined under
           fair value method                                                       -             -              -           -
                                                                   --------------------------------------------------------------

         Net loss -- pro forma                                              (786,558)     (317,831)    (1,215,677) (2,086,820)
                                                                   --------------------------------------------------------------

         Net loss per share - basic and diluted -- as reported                 (0.01)        (0.01)         (0.02)      (0.05)
         Net loss per share - basic and diluted -- pro forma                   (0.01)        (0.01)         (0.02)      (0.05)


                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006



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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006



3.   INTANGIBLE ASSETS


     a)   Asset purchase agreement

     Pursuant to an asset purchase agreement dated May 1, 2004, the Company acquired from the Company's President and a significant shareholder proprietary rights and formulas to the 26 natural herbal medicinal products that comprise the King of Herbs and Taoist Medicine product lines. In exchange for the proprietary rights and formulas to these products, the Company agreed to pay total consideration as follows:

       - 2,200,000 common shares at a fair value of $0.87 per share    $191,307
       - Due to shareholders                                            175,000
                                                                        -------
                                                                       $366,307

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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006



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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006



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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006



4.    PROPERTY AND EQUIPMENT


    Property and equipment consists of the following:

                                                    June 30,        December 31,
                                                      2006            2005
                                                        $               $

           Computer                                  17,445          16,688
           Furniture and Fixtures                     2,978           2,849
                                                     ------          ------
                                                     20,423          19,537

           Less:  accumulated depreciation           (7,296)         (4,906)
                                                     ------          ------
                                                     13,127          14,631
                                                     ======          ======


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

     During the period ended June 30, 2006, the Company issued a total of 3,590,000 common shares for services at an average of $0.11 per share for a total consideration of $412,000.

     During the period ended June 30, 2006, the Company issued a total 134,710 common shares for corporate expenses at $0.12 per share for a total of $16,165.

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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


6.   CAPITAL STOCK - CONT'D


     The Company has granted stock options as follows:

                                                 -------------------- -------------------- -----------------------
                                                                         Weighted Average      Weighted Average
                                                  Number of Options       Exercise price     Remaining Contractual
                                                                                 $                   Life
                                                 -------------------- -------------------- -----------------------
         Balance, December 31, 2005                        7,979,175                0.20         2.53 years

         Issued during the period                          6,650,000                0.20           -
         Cancelled during the period                      (1,000,000)               0.20           -
         Expired during the period                          (300,000)               0.30           -
                                                 -------------------- -------------------- -----------------------

         Balance, June 30, 2006                           13,329,175                0.19         2.36 years
                                                 ==================== ==================== =======================

         Balance, December 31, 2004                        6,600,000                0.11         3.33 years

         Issued during the period                          1,200,000                0.36           -
         Cancelled during the period                      (1,400,000)               0.13           -
         Expired during the period                          (100,000)               0.10           -

         Balance June 30, 2005                             6,300,000                0.15         2.96 years
                                                 ==================== ==================== ========================

     a) On June 12, 2006, the Company increased the number of shares of common stock of the Company subject to the Company's 2005 stock Incentive plan from 3,900,000 to 9,000,000.

     b) On January 22, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $25,433 was recorded as consulting expense and $89,275 as deferred compensation during the six month period ended June 30, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

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
          ----------------------------------------- -------------
          Expected option life                           2 years
          ----------------------------------------- -------------

     c) On January 22, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $16,766 was recorded as consulting expense and $98,087 as deferred compensation during the six month period ended June 30, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

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
          ----------------------------------------- -------------
          Expected option life                        2.92 years
          ----------------------------------------- -------------

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006



6.    CAPITAL STOCK - CONT'D


     d) On January 22, 2006, the Company granted 2,500,000 stock options to the President of the Company with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $242,685 was recorded as consulting expense and $34,137 as deferred compensation during the six month period ended June 30, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

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
          ----------------------------------------- -------------
          Expected option life                           4 years
          ----------------------------------------- -------------

     e) On January 28, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $37,848 was recorded as consulting expense and $145,860 as deferred compensation during the six month period ended June 30, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

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
          ----------------------------------------- -------------
          Expected option life                           2 years
          ----------------------------------------- -------------

     f) On February 1, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $48,987 was recorded as consulting expense and $193,857 as deferred compensation during the six month period ended June 30, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

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
          ----------------------------------------- -------------
          Expected option life                           2 years
          ----------------------------------------- -------------

     g) On February 7, 2006, the Company granted 150,000 stock options to a consultant with an exercise price of $0.30 per share subject to immediate vesting. Stock-based compensation of $5,669 was recorded as consulting expense and $15,516 as deferred compensation during the six month period ended June 30, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

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
          ----------------------------------------- -------------
          Expected option life                            1 year
          ----------------------------------------- -------------

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006



6.   CAPITAL STOCK - CONT'D


     h) During the six month period ended June 30, 2006, the Company decreased the exercise price of 100,000 stock options granted to a consultant during the year ended December 31, 2005, from $1.00 per share to $0.30 per share. Stock-based compensation of $711 was recorded as consulting expense and $1,945 as deferred compensation during the six month period ended June 30, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

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
          ----------------------------------------- -------------
          Expected option life                            1 year
          ----------------------------------------- -------------

     i) During the six month period ended June 30, 2006, the Company decreased the exercise price of 100,000 stock options granted to a consultant during the year ended December 31, 2005, from $1.00 per share to $0.30 per share. Stock-based compensation of $510 was recorded as consulting expense and $1,508 as deferred compensation during the six month period ended June 30, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

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
          ----------------------------------------- -------------
          Expected option life                            1 year
          ----------------------------------------- -------------

     The Company has issued share purchase warrants as follows:

                                                Number of      Weighted Average
                                                Warrants        Exercise Price
                                               ---------      ----------------
    Balance, December 31, 2004                   339,000              0.56

    Issued during the period (iv)              1,080,000              0.75
                                               ---------              ----

    Balance, June 30, 2005                     1,419,000              0.70
                                               =========              ====

    Balance, December 31, 2005                 1,180,000              0.70

    Expired during the year                   (1,080,000)             0.75
                                              -----------             ----

    Balance, June 30, 2006                       100,000              0.11
                                                 =======              ====

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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006



7.   SUPPLEMENTARY NON-CASH INFORMATION


          i) During 2004, the Company issued 220,000 units at $0.25 per unit. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase an additional common share for $0.75 and must be exercised within one year. These warrants were not exercised, and expired in full during fiscal 2005.

          ii) During 2005, the Company issued 1,080,000 units at $0.25 per unit. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase an additional common share for $0.75 and must be exercised within one year of the date the Company's shares commence trading on a United States Stock exchange. These warrants were not exercised, and expired in full during fiscal the period ended June 30, 2006.

     The Company entered into the following non-cash transactions:

     a. On June 16, 2006, the Company issued 250,000 common shares with a fair value of $0.105 per share for $26,250 of consulting services.

     b. On June 1, 2006, the Company issued 500,000 common shares with a fair value of $0.09 per share for $45,000 of consulting services.

     c. On May 4, 2006, the Company issued 250,000 common shares with a fair value of $0.10 per share for $25,000 of legal services.

     d. On April 16, 2006, the Company issued 500,000 common shares with a fair value of $0.10 per share for $50,000 of management consulting services.

     e. On April 12, 2006, the Company issued 300,000 common shares with a fair value of $0.105 per share for $31,500 of consulting services.

     f. On April 12, 2006, the Company issued 150,000 common shares with a fair value of $0.105 per share for $15,750 of management consulting services.

     g. On February 21, 2006, the Company issued 300,000 shares with a fair value of $0.12 per share for $36,000 of consulting services. At June 30, 2006, $29,402 is included in deferred compensation.

     h. On February 21, 2006, the Company issued 150,000 shares with a fair value of $0.12 per share for $18,000 of filing services. At June 30, 2006, $12,302 is included in deferred compensation.

     i. On February 16, 2006, the Company declared a stock dividend on the basis of one new share of common stock for every four shares of common stock outstanding, and one new share of Series A preferred stock for every four shares of Series A preferred stock outstanding. The record date was February 28, 2006 and the payment date was March 17, 2006.

     j. On February 14, 2006, the Company issued 100,000 common shares with a fair value of $0.11 per share for $11,000 of legal services.

     k. On February 1, 2006, the Company issued 90,000 common shares with a fair value of $0.25 per share for $22,500 of consulting services.

     l. On January 28, 2006, the Company issued 200,000 common shares with a fair value of $0.19 per share for $38,000 of consulting services, of which $31,028 is included as a deferred compensation at June 30, 2006.

     m. On January 22, 2006, the Company issued 250,000 common shares with a fair value of $0.12 per share for $30,000 of consulting services. At June 30, 2006, $24,774 is included in deferred compensation.

     n. On January 22, 2006, the Company issued 134,710 common shares with a fair value of $0.12 per share for settlement of $16,165 for $13,039 of auto expenses, of which $9,094 is included as a deferred compensation at June 30, 2006.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


7.   SUPPLEMENTARY NON-CASH INFORMATION- CONT'D


     o. On January 18, 2006, the Company issued 300,000 common shares with a fair value of $0.11 per share for $33,000 of management consulting services. At June 30, 2006, $4,127 is included in deferred compensation.

     p. On January 17, 2006, the Company issued 250,000 common shares with a fair value of $0.12 per share for $30,000 of consulting services. At June 30, 2006, $24,110 is included in deferred compensation.

     q. During the quarter ended June 30, 2005, the Company issued 4,500,000 common shares with a fair value of $0.30 per share as partial consideration for the purchase of licensing rights. (See Note 3 (c)).

     r. During 2004, the Company issued 1,000,000 common shares with a fair value of $0.25 per share pursuant to a two-year services agreement. In 2004, $46,875 was recorded as consulting fees and $203,125 was recorded as prepaid expenses. Pursuant to the same agreement, the Company granted 1,000,000 stock options to the consultant with an exercise price of $0.10 per share subject to immediate vesting. These options were granted in respect of a contract that required services to be performed over a two year term. The intrinsic value of these options at the date of grant was estimated to be $150,000. In 2004, $9,375 was recorded as a consulting fee and $140,625 was recorded as a prepaid expense.

          During the quarter ended June 30, 2005, this services agreement was cancelled. Subsequent to the quarter end, the Company and the consultant agreed that 700,000 out of the 1,000,000 common shares issued in 2004 were to be returned to the Company for cancellation. Accordingly, during the current quarter, $28,125 was recorded as consulting fees and $175,000 was recorded as shares to be returned for cancellation. Both parties also agreed to cancel 1,000,000 stock options granted in 2004. During the six month period ended June 30, 2006, $140,625 was recorded as consulting expense.

     s. During the quarter ended June 30, 2005, the Company issued 427,900 common shares with fair values ranging from $0.25 to $0.30 for a total value of $125,725 of which $50,725 was recorded as consulting expenses and $75,000 was recorded as professional fees.



8.    RELATED PARTY TRANSACTIONS


    The Company has entered into the following related party transactions:

     a) Recorded management and consulting fees to directors and shareholders totalling $596,282 (June 30, 2005 - $130,800);

     b) Accrued interest expense to directors and shareholders totalling $35,908 (June 30, 2005 - $69,122);


9.   COMMITMENTS


     a) On June 22, 2006, the Company entered into a letter of intent, with Henan Furen Pharmaceuticals Group Co., Ltd. ("Henan"), China, for the proposed acquisition by the Company of 51% or more of Henan's subsidiary Henan Furen Huaiqingtang Pharmaceuticals Co. Ltd. Pursuant to the Letter of Intent, the Company has first refusal rights and legal exclusive rights to acquire 51% or more of Henan for a period of nine months from the date of letter.

     b) On June 16, 2006, the Company entered into an engagement agreement with a placement agent who will market the Company's proposed debt/equity offering (the "Offering") in consideration for 250,000 common shares (issued) and a cash fee equal to 10% of the gross proceeds of the Offering and warrants to purchase 10% of the total number of shares, or underlying shares to be purchased by the investor exercisable at a price equal to the purchase price or conversion price paid by the investor. The term of the agreement is one year.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006



9.   COMMITMENTS


     c) On May 27, 2006, the Company entered into a consulting agreement with consulting firm that will provide marketing, investor relations and public relations services for one year in consideration for 1,500,000 shares of the Company's common stock. At June 30, 2006, the Company had issued 500,000 shares of common stock. Subsequent to the period the Company cancelled the consulting agreement and will not issue any more shares.

     d) On May 2, 2006, the Company entered into a letter of intent, with Shannxi Meichen Pharmaceuticals Co. Ltd. ("Shannxi"), China, for the proposed acquisition by the Company of 51% or more of Shannxi. Pursuant to the Letter of Intent, the Company has first refusal rights and legal exclusive rights to acquire 51% or more of Shannxi for 9 months from the date of letter.

     e) On April 16, 2006, the Company entered into a letter of intent, with Henan Tiankang Pharmaceuticals Co. ltd. ("Henan"), located in Henan, China, for the proposed acquisition by the Company of 51% or more of Henan. Pursuant to the Letter of Intent, the Company has first refusal rights and legal exclusive rights to acquire 51% of Henan for a period of nine months from the date of letter.

     f) On February 19, 2006, the Company entered into a letter of intent effective February 28, 2006, with Shaanxi WanAn Pharmaceutical Co. Ltd. For the proposed acquisition by the Company of 51% or more of Shaanxi WanAn Pharmaceutical Co. Ltd. Pursuant to the letter of intent the Company has first refusal rights and legal exclusive rights for further acquisition of 51% of Shaanxi WanAn for the next 12 months.

     g) On February 21, 2006, the Company filed a Certificate of Designation, Powers Preferences and Rights of Series A preferred stock which authorized the Company to issue up to 1,000,000 shares of Series A preferred stock with a par value of $0.001 per share. The Series A preferred stock has a stated value of $0.15 per share and a liquidation preference over the Company's common stock. Holders of Series A preferred stock are entitled to two votes for each share of Series A preferred stock owned. Each share of Series A preferred stock is convertible, at the option of the holder, into two shares of common stock, commencing two years after the date of issuance, provided the market price of the common stock is not below $1.00 per share. Additionally, if prior to two years from the date of issue, there is a sale or other disposition of all or substantially all of the Company's assets, a transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of, or upon a consolidation, merger or other business combination where the Company is not the survivor, then immediately prior to such event each holder of Series A preferred stock may convert any or all of such holder's shares of Series A preferred stock into common stock.

     h) On January 16, 2006, the Company entered into a letter of intent, effective January 27, 2006, with WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences, located in Beijing, China, for the worldwide development of the China International University of Traditional Chinese Medicine and the University Hospital for Traditional Chinese Medical Sciences (the "Project"). Pursuant to the Letter of Intent, the parties agreed to pursue the co-development of the Project on a worldwide basis for a five (5) year period following execution of the Letter of Intent. Further, WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences have agreed to provide the Company with full intellectual and scientific and medical and technical support for further development of the Project, while the Company has agreed to be responsible for further investment capital and business development for the Project. The parties have agreed to further discuss and negotiate the detailed terms for the development of the Project, and expect that any such agreement shall be made in a formal agreement to be entered into between the parties.

     i) Pursuant to various management and consulting contracts the Company has committed to pay fees and issue common stock as follows:

          - pay a monthly management fee of $20,000 to the Company's President starting on January 1, 2006 and pay a 3% royalty on gross sales of the Company.
          - pay a monthly consulting fee of $7,000 to a shareholder and officer of the Company. pay a monthly consulting fee of $5,000 and issue 700,000 common shares to a shareholder and officer of the Company.

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

                                       23
TAOIST MEDICINAL PRODUCT LINE


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

RECENT DEVELOPMENTS

Acquisition Agreement with Henan Furen Huaiqingtang Pharmaceuticals  Co. Ltd

     On August 7, 2006 China Health Holdings, Inc. (the "Company") entered into an Definitive Acquisition Agreement (the "Agreement") with Henan Furen Huaiqingtang Pharmaceuticals Co. Ltd. ("Henan Furen Co.") and Henan Furen Pharmaceutical Group Co. Ltd. and the shareholders of Henan Furen Co. (the "Sellers). Pursuant to the Agreement, the Company has agreed to acquire and the Sellers have agreed to sell, 60% of the outstanding stock of Henan Furen Co. at an aggregate purchase price of $95,000,000 (RMB) a portion of which shall be paid by the Company on or before the closing of the Agreement and a portion to be paid three months after the Closing, upon the satisfaction of certain conditions.

     The parties have agreed to use their best efforts to complete the transactions contemplated by the Agreement within 60 business days from the execution of the Agreement. Prior to closing, however, all closing conditions, including, but not limited to, the completion of satisfactory legal and financial due diligence, as well as the delivery of stock certificates to the Company evidencing the ownership of the Sellers of the shares of Henan Furen Co. must be satisfied. The parties have further agreed to take all actions necessary to amend the Agreement to reflect their final agreement of the material terms. No material relationship exists between the Sellers and the Company and/or its affiliates, directors, officers or any associate of an officer or director.

     Henan Furen Co. is a China FDA certified GMP standards pharmaceutical drug manufactturer based in Zhengzhou PR China. Henan Furen Co. which has a total list of forty-six China-FDA certified pharmaceutical drugs that are distributed to China-FDA Licensed Hospitals and drugs stores across Henan province and across PR China.

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

Letter of Intent with Shaanxi Meichen Pharmaceuticals, Ltd.

     On May 2, 2006, the Company entered into a Letter of Intent, effective as of May 10, 2006, with Shaanxi Meichen Pharmaceuticals Co. Ltd. for the proposed acquisition by the Company of 51% or more of Shaanxi Meichen Pharmaceuticals Co. Ltd. Pursuant to the letter of intent, both parties have expressed their intent and support for the cooperation and accomplishment of the acquisition and merge of Henan Tiankang Pharmaceuticals Ltd. by the Company. Further, Shaanxi Meichen Pharmaceuticals Co. Ltd. has agreed to offer the Company with first refusal rights and legal exclusive rights for further acquisition of 51% or more of Shaanxi Meichen Pharmaceuticals Co. Ltd. in the next 9 months from the date of the signed Letter of Intent.

     Shaanxi Meichen Pharmaceuticals Co. Ltd. is certified as a GMP Pharmaceutical Manufacturer by the Peoples Republic of China State Drug Administrative Agency. Shaanxi Meichen Pharmaceuticals Co. Ltd. produces 69 different categories of pharmaceutical products, including, large capacity injection tablet, hard gelatin capsule, soft capsule, palletized granule for electric motor, tincture and eye drops and owns approximately 25 pharmaceutical drugs/products from the Peoples Republic of China State Drug Administrative Agency. Shaanxi Meichen Pharmaceuticals Co. Ltd. has been awarded the title of Good Product at the Municipal Level, Good Product and Famous Brand Product at Municipal Level in the PR of China. In addition, its large volume injection and small volume injection products have been awarded the GMP certificate by the Peoples Republic of China State Drug Administrative Agency. Shaanxi Meichen Pharmaceuticals Co. Ltd. is the surviving entity from the restructuring of Shaanxi Meichen Bioscientific, Stock Co. Ltd. and Xianang Third Pharmaceutical Factory in January 2003. Each of the foregoing transactions is subject to a number of terms and conditions including, but not limited to, the negotiation and execution of a definitive acquisition agreement, as well as to the completion of full legal and financial due diligence, including the determination of the valuation of companies, and the completion and delivery of audited financial statements of the companies. There can be no assurance that any or all of the proposed transactions will be completed on the terms described, or at all.

RESULTS OF OPERATIONS

     We had a net loss of $786,558 for the three months ended June 30, 2006 as compared to a net loss of $317,831 for the three months ended June 30 2005. The net loss for the three months ended June 30, 2006 consisted primarily of $276,210 of consulting fees, $354,295 of management fees, $68,778 of professional fees, $16,454 of interest and bank charges, $7,291 in rent, $356 of travel expenses, $15,291 of office expenses, $37,526 of investor relations related travel costs, $1,338 in depreciation expenses, $3,280 of advertising and promotional expenses, and $5,003 of vehicle expenses. The increase in net loss for the three months ended June 30, 2006 was the result in an increase in management fees, consulting fees, and professional fees.

     Other Income (Expenses) was $736 for the three months ended June 30, 2006 as compared to $6,999 for the three months ended June 30, 2005. The decrease is attributed primarily to a loss on settlement of debt and issuance of shares of $9,192 recognized during the three months ended June 30, 2005 compared to nil for the three months ended June 30, 2006.

     We had a net loss of $1,215,677 for the six months ended June 30, 2006 as compared to a net loss of $2,086,820 for the six months ended June 30 2005. The net loss for the six months ended June 30, 2006 consisted primarily of $393,314 of consulting fees, $523,833 of management fees, $130,415 of professional fees, $37,793 of interest and bank charges, $130,415 in rent, $3,912 of travel expenses, $24,085 of office expenses, $72,005 of investor relations expenses, $3,912 in travel costs, $2,390 in depreciation expenses, $3,280 of advertising and promotional expenses, and $8,109 of vehicle expenses. The increase in net loss for the six months ended June 30, 2006 was primarily the result of in an increase in management fees, consulting fees, and professional fees.

     Other Income (Expenses) was $1,139 for the six months ended June 30, 2006 as compared to $1,1376,475 for the six months ended June 30, 2005. The decrease is attributed primarily to a loss on settlement of debt and issuance of shares of $9,192 recognized during the six months ended June 30, 2005 compared to nil for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2006, we had cash of $4,019. Our current liabilities as of June 30, 2006 aggregated $1,006,105. As of June 30, 2006, we had a working capital deficiency of $999,405 and an accumulated deficit of $7,211,978. In order to sustain our current level of operations, we will need to raise at least $ 1 million over the next six to twelve months. In order to expand our business, fund future development and begin marketing and selling our three product lines and pursue our acquisition strategy, we will need to raise at least $ 25 million over the next twelve to twenty-four months. We intend to seek outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions. We have not yet sought any commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If adequate working capital is not available, we may be forced to curtail or cease operations.

     As of June 30, 2006, we had outstanding loans to our President Julianna Lu and Vice President XiaoFei Yu, and Senior Consultant James H. Simpson of $770,431 and $149,945, and $29,317, respectively. There are no formal agreements for when repayment of the loans must be made. The loans accrue interest at the rate of 10% per annum.

     We have no off balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

Future Development

     The Company has an extensive knowledge of and expertise in the field of Traditional Chinese Medicine, which it intends to use to develop, manufacture, and commercialize natural herbal medicinal products and a comprehensive line of natural multi-vitamins and mineral food supplements. The Company's medicinal philosophy includes elements of traditional Taoist teachings and medical research related to the "King of Herbs" and significant herbal plants and minerals.

     The Company's immediate goal is to accomplish the profitable penetration of the growing global market for natural herbal medicinal remedies and health enhancement products and to seek and develop potential merger and acquisition candidates with major pharmaceutical companies in PR China and worldwide to secure a strong future and powerful position in the global and PR China pharmaceutical industry. Long-term plans include the development of a pharmaceutical drug pipeline and technology based on the Company's access to the knowledge of Traditional Chinese Medicine and PR China pharmaceutical industry.

     The Company will be supported by two core, wholly owned subsidiaries:

     1. China Health World Pharmaceutical Corporation, which will develop, manufacture and commercialize natural medications for epidemic diseases and conditions related to mellitus, cardiovascular and cerebral-vascular system dysfunctions, and neurological disorders.

     2. China Health World Trade Corporation, which will support the Company in the areas of worldwide branding, multimedia marketing and multi-channel distribution to global customers and markets.

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

     In the next 12 to 24 months, we are planning to launch the VG-King and VG-Queen to be sold in North America. VG-King and VG-Queen are part of King of Herbs product line. VG-King is formulated specifically for the male genitor-urinary system. VG Queen is formulated specifically for the female reproductive system.

     In the next 12 to 24 months, We are developing a proprietary enhanced Global Retail and Franchise Infrastructure and System to support the launch of our global retail and franchising operations. The System is expected to be fully operational in about twenty four months. The new Global Retail Infrastructure will enable our employees to perform global customer maintenance, process account payments and view a customer's sales history.

     As we attempt to grow, we intend to establish regional sales teams in the United States and ultimately internationally. These sales teams will work with distributors and retailers in their regions to promote and sell our products. Also, together with marketing and sales consultants we will attempt to develop a marketing plan to promote our brand name and product lines worldwide. Currently, we do not have any agreements with retail or wholesale distributors. Our management will attempt to work to negotiate and enter into retail and wholesale distribution agreements for our products over the next six to twelve months. We will also attempt to open retail outlets in large cities in North America, Europe and the People's Republic of China over the next five years. We have not yet located any sites to establish retail stores, but are initially looking for locations in New York, Los Angeles, San Francisco, Seattle, Las Vegas or other large cities in the United States. We anticipate that we will open our first retail storefront in the United States within the next 12 to 24 months.

     We are in the process of identifying and developing more and promising merger and/or acquisitions candidates in the Peoples Republic of China and worldwide as part of our growth plan to secure a strong future. Our acquisition strategy highlights our updated growth strategy to accrete value to our shareholders through the strategic combination of assets and net income and natural medicinal products and technologies and established China market with major natural medical companies and pharmaceutical companies in China and throughout the world. Growth by acquisition is an important component of our updated business model. As the Chinese government policy continues to change and move towards privatization of businesses, our focus on the emerging opportunities in China will primarily focus on small and medium-sized enterprises. Management believes that our growth strategy will enable the company to secure a strong future and a powerful position in the global natural medicinal industry and pharmaceutical industry. The Company believes that further acquisitions will enable it to vertically integrate its planned operations from manufacturing, developing and marketing Chinese herbal based medicinal products, as well as establishing a pharmaceutical drug pipeline, to full distribution and marketing across PR China, therefore substantially increasing profit margins. Acquisitions should accelerate growth of revenues and earnings. A strategic combination of assets, net income, an enhanced pharmaceutical drug pipeline and technologies will accrete value to the Company and its shareholders

     If we are successful in raising $25 million in equity financing to expand our business and fund future development, we anticipate that we will utilize the proceeds as follows over the next twelve months: (a) $150,000 to develop our Internet website and e-commerce system; (b) $150,000 for media advertising to promote our brand name; (c) $200,000 for our research and development program;
(d) $2,000,000 to establish our first retail outlet in the United States, including an integrated inventory management/ manufacturing/sales computer system; (e) $200,000 for an investor relations program; (f) $500,000 for professional and consultant fees; and (g) $1,800,000 for general working capital, including product development, inventory, and general and administrative expenses; (f)$ 20 million to complete our planned strategic acquisitions. We do not expect to purchase or sell significant equipment or to significantly increase the number of our employees over the next twelve months.

     If we are only successful in raising $5 million of financing to sustain our current level of business operations, we anticipate that we will utilize the proceeds as follows over the next twelve months: (a) $20,000 to develop our Internet website and e-commerce system; (b) $200,000 for media advertising to promote our brand name; (c) $60,000 for our research and development program;
(d) $250,000-$400,000 to begin the process of establishing our first retail outlet in the United States; (e) $50,000 for an investor relations program; (f) $150,000-$250,000 for professional and consultant fees; and (g) $200,000-$300,000 for general working capital, including product development, inventory, and general and administrative expenses, and (f) the balance for completion part of acquisitions projects.


     There can be no assurance that we will be successful in obtaining additional financing in sufficient amounts or on acceptable terms.


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

RISKS RELATED TO OUR FINANCIAL CONDITION
----------------------------------------

Our Financial Status Creates Doubt Whether We Will Continue As A Going Concern.

     We reported net losses totaling of $3,676,679, $2,098,276, $149,673,
December 31, 2005, December 31, 2004 and December 31, 2003, respectively. As of December 31, 2005 we had a working capital deficiency of $598,411 (current assets less current liabilities) and an accumulated deficit of $5,996,301. With our current resources we expect to be able to satisfy our cash requirements through June 30, 2007. In order to expand our current business operations, fund future development and market and sell our three existing product lines we will need to raise at least $25 million in financing over the next twelve to twenty-four months. We intend to raise additional working capital either through private placements, public offerings and/or bank financing. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose the entire amount of their investment.

We Need Significant Infusions Of Additional Capital, Which May Result In Dilution To Our Shareholders' Ownership And Voting Rights In Our Company.

     Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $1 million of outside funding in order to sustain our current business operations over the next twelve months, at least $5 million of outside funding in order to expand our business, fund future development and market and sell our three existing product lines, and at least $20 million to complete our planned strategic acquisitions. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. If we fail to arrange for sufficient capital in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

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

     Our success depends to a large degree upon the skills of our current management team and directors and advisors, including Ms. Julianna Lu and Dr. Li, Dahong and Mr. Xiao Fei Yu and Mr. Simpson, James H., and upon our ability to identify, hire, and retain additional senior management, sales, marketing, scientific, and financial personnel. Although, to date we have not experienced problems attracting and retaining key personnel, we may encounter such problems in the future as we grow and expand our operations. The loss of any of our current executives, employees, or advisors or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business. To our knowledge, none of our key employees has plans to retire or leave us in the near future. We do not have "key person" insurance on the lives of any of our management team.


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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 12, 2006, the Company issued 150,000 common shares with a fair value of $0.105 per share for $15,750 of management consulting services.

On April 12, 2006, the Company issued 300,000 common shares with a fair value of $0.105 per share for $31,500 of consulting services.
 On April 16, 2006, the Company issued 500,000 common shares with a fair value of $0.10 per share for $50,000 of management consulting services.

 On May 4, 2006, the Company issued 250,000 common shares with a fair value of $0.10 per share for $25,000 of legal services.
 On June 1, 2006, the Company issued 500,000 common shares with a fair value of $0.09 per share for $45,000 of consulting services. On June 16, 2006, the Company issued 250,000 common shares with a fair value of $0.105 per share for $26,250 of consulting services.

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



Dated:  August 14, 2006
                                        China Health Holdings, Inc.


                                        By:/s/ Julianna Lu
                                          ----------------
                                        Julianna Lu
                                        Chief Executive Officer, Principal
                                        Financial Officer, Principal Accounting
                                        Officer, Treasurer and Chairman of the
                                        Board of Directors