Form 10QSB/A
period 2006-06-30
China Health Holding, Inc.
filed 2006-08-15
CIK 1302331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------

                                   FORM 10-QSB/A


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

Explanatory Note:
-----------------

     On August 14, 2006, China Health Holdings, Inc. (the "Company") filed its Form 10-QSB for the period ended June 30, 2006 without the consent and review of its auditors, Dale Matheson Carr-Hilton LaBonte. Accordingly, this amended Form 10-QSB/A is being filed to disclose this non compliance with Rule 10-01(d) of Regulation S-X. The Company is aggressively seeking to have the amended report reviewed by the Company's accountants and intends to file a further amended report which has been reviewed the Company's accountants at the earliest practicable time.

                           CHINA HEALTH HOLDING, INC.
                                   FORM 10-QSB
                   For the Fiscal Quarter Ended June 30, 2006
                                [GRAPHIC OMITTED]


Part I                                                                     Page

Item 1.  Financial Statements.                                               4

Item 2.  Management's Discussion and Analysis or Plan of Operations.        23

Item 3.  Controls and Procedures                                            37

Part ll                                                                    Page

Item 1.  Legal Proceedings.                                                 38

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds         38

Item 3.  Defaults Upon Senior Securities                                    38

Item 4.  Submission of Matters to a Vote of Security Holders.               38

Item 5.  Other Information                                                  38

Item 6. Exhibits.                                                           38

Signatures.                                                                 39

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

                                       24
TAOIST MEDICINAL PRODUCT LINE


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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS


31.1* Certification by Chief Executive Officer/Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


32.1* Certification by Chief Executive Officer/Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and
          Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* To be filed by amendment.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 15, 2006
                                        China Health Holdings, Inc.


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