Form 10QSB/A
period 2006-06-30
China Health Holding, Inc.
filed 2006-08-18
CIK 1302331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------


                                 Amendment No. 2
                                       to
                                   FORM 10-QSB


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
                           --------------------------
                 (Name of small business issuer in its charter)

             NEVADA                                     98-0432681
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                             Julianna Lu, BSc. MSc.
                             Chief Executive Officer
        101 Convention Center Drive, Suite 700, Las Vegas, NV 89107-2001
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)
                   Issuer's telephone Number: 1 (877) 883-0979
                                 Mailing Address
               Suite 600 - 666 Burrard St., Park Place, Vancouver,
               ---------------------------------------------------
                        British Columbia, Canada V6C 2X8
                        --------------------------------
                   Issuer's telephone Number: 1 (604) 608-6788

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

Explanatory Note:


On August 14, 2006, China Health Holdings, Inc. (the "Company") filed its Form 10-QSB for the period ended June 30, 2006 without the consent and review of its auditors, Dale Matheson Carr-Hilton LaBonte. The Company is filing this 10-QSB/A upon the completion of the review and with the consent of Dale Matheson Carr-Hilton LaBonte.

                           CHINA HEALTH HOLDING, INC.
                                  FORM 10-QSB/A
                   For the Fiscal Quarter Ended June 30, 2006

--------------------------------------------------------------------------------

Part I                                                                      Page

Item 1.  Financial Statements.                                             .  4

Item 2.  Management's Discussion and Analysis or Plan of Operations.         24

Item 3.  Controls and Procedures                                             33

Part ll                                                                     Page

Item 1.  Legal Proceedings.                                                  34

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds          34

Item 3.  Defaults Upon Senior Securities                                     34

Item 4.  Submission of Matters to a Vote of Security Holders.                34

Item 5.  Other Information                                                   34

Item 6. Exhibits.                                                            34

Signatures.                                                                  35

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

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS


------------------------------------------------------------------------------------------------------------------------
                                                                                      June 30,             December 31,
                                                                                        2006                  2005
                                                                                         $                      $
                                                                                    (Unaudited)
------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash                                                                                 4,019                  14,887
    Prepaid expenses                                                                     2,681                   5,126
                                                                                    ----------             -----------
Total current assets                                                                     6,700                  20,013

PROPERTY AND EQUIPMENT, net (Note 4)                                                    13,127                  14,631

INTANGIBLE ASSETS (Note 3)                                                                   3                       3
------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            19,830                  34,647

========================================================================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                            37,946                  33,785
     Due to shareholders (Note 5)                                                      968,159                 584,639
                                                                                    ----------              ----------
Total current liabilities                                                            1,006,105                 618,424
                                                                                    ----------              ----------

COMMITMENTS (Notes 3 and 9)


       Preferred stock, $0.001 par value, 20,000,000 shares authorized,
          1,250,000 (December 31, 2005 - 1,000,000) shares issued and
          outstanding (Note 6)                                                           1,250                   1,000
       Common stock, $0.001 par value, 300,000,000 shares authorized
       62,414,551 (December 31, 2005 - 46,596,931) shares issued and
          outstanding (Note 6)                                                          62,415                  46,597
       Additional paid-in capital                                                    7,027,668               5,676,104
       Deferred Compensation (Note 6 and 7)                                           (809,787)               (257,514)
       Deficit accumulated during the development stage                             (7,211,978)             (5,996,301)
       Accumulated other comprehensive loss                                            (55,843)                (53,663)
                                                                                    ----------              ----------
Total Stockholders' (Deficit)                                                         (986,275)               (583,777)


TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                           19,830                  34,647

========================================================================================================================

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
                                            Period ended     Period ended     Period ended    Period ended        June 30,
                                            June 30, 2006    June 30, 2005   June 30, 2006    June 30, 2005         2006
                                                  $                $               $                $                 $

SALES                                                   -               -                -                -             8,976
Cost of goods sold                                      -               -                -                -              (245)
                                            -------------  --------------   --------------   --------------    --------------
                                                        -
                                                                        -                -                -              8,731
                                            -------------  --------------   --------------   --------------    --------------
                                                        -

EXPENSES
       Advertising and promotion                    3,280          37,589            3,280           46,302            119,127
       Amortization of intangible assets                -               -                -                -              7,125
       Consulting fees (Notes 6 and 7)            276,210         177,073          393,314          389,525          2,316,203
       Depreciation                                 1,338             721            2,390            1,259              7,296
       Interest and bank charges (Note 8)          16,454           3,457           37,793           17,626            111,253
       Investor relations                          37,526               -           72,005                -            106,628
       Management fees (Note 7)                   354,295          54,000          523,833           84,000          1,724,229
       Office                                      15,291               -           24,085            5,005             50,580
       Professional fees (Note 7)                  68,778          32,383          130,415          152,870            672,520
       Rent                                         7,291           4,695           15,402            9,854             68,971
       Research and development
       (Note 3)                                         -               -                -            3,904          1,743,593
       Travel                                         356             914            3,912                -             30,082
       Vehicle                                      5,003               -            8,109                -             15,801
                                            -------------  --------------   --------------   --------------     --------------
                                                  785,822         310,832        1,214,538          710,345          6,973,408
                                            -------------  --------------   --------------   --------------     --------------

NET LOSS FROM OPERATIONS                         (785,822)       (310,832)      (1,214,538)        (710,345)        (6,964,677)

OTHER INCOME (EXPENSES)
       Foreign exchange                              (736)          2,193           (1,139)          (7,284)            20,706
       Impairment of licensing rights
       (Note 3)                                         -               -                -       (1,359,999)          (182,874)

                                            -------------  --------------   --------------   --------------     --------------
       Gain (Loss) on settlement of debts
       and issuance of  shares
       (Notes 7 and 11)                                 -          (9,192)               -          (9,192)            (85,133)
                                            -------------  --------------   --------------   --------------     --------------
                                                     (736)         (6,999)          (1,139)      (1,376,475)           (247,301)
                                            -------------  --------------   --------------   --------------     --------------
NET LOSS                                         (786,558)       (317,831)      (1,215,677)      (2,086,820)         (7,211,978)
                                            -------------  --------------   --------------   --------------     --------------
BASIC NET LOSS PER SHARE                    $       (0.01) $        (0.01)  $        (0.02)           (0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                             61,668,000      42,577,000        56,803,000      40,128,406


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

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006



3.   INTANGIBLE ASSETS


a)   Asset purchase agreement

     Pursuant to an asset purchase agreement dated May 1, 2004, the Company acquired from the Company's President and a significant shareholder proprietary rights and formulas to the 26 natural herbal medicinal products that comprise the King of Herbs and Taoist Medicine product lines. In exchange for the proprietary rights and formulas to these products, the Company agreed to pay total consideration as follows:

     - 2,200,000 common shares at a fair value of $0.87 per share      $ 191,307
     - Due to shareholders                                               175,000
                                                                       ---------
                                                                       $ 366,307

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

c)   Asset purchase agreement

     Pursuant to an asset purchase agreement dated March 22, 2005, the Company acquired from the Company's shareholders intellectual rights to 108 "100% Natural Taoist Herbal Medicinal Products" that comprise the Company's Taoist Medicine product lines. In exchange for the rights, the Company agreed to pay total consideration as follows:

     - 4,500,000 common shares at a fair value of $0.30 per share    $ 1,350,000
     - Payable to shareholders                                            10,000
                                                                     -----------
                                                                     $ 1,360,000

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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006



4.   PROPERTY AND EQUIPMENT


     Property and equipment consists of the following:
                                                        June 30,   December 31,
                                                         2006        2005
                                                           $           $

     Computer                                            17,445        16,688
     Furniture and Fixtures                               2,978         2,849
                                                      ---------     ---------
                                                         20,423        19,537

     Less:  accumulated depreciation                     (7,296)       (4,906)
                                                      ---------     ---------

                                                         13,127        14,631
                                                      =========     ---------


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

     On February 21, 2006, the Company filed a Certificate of Designation, Powers Preferences and Rights of Series A preferred stock which authorized the Company to issue up to 1,000,000 shares of Series A preferred stock with a par value of $0.001 per share. On June 16, 2006 the Company approved an increase in the number of authorized Series A Preferred stock to 2,500,000 with the same par value.

     During the period ended June 30, 2006, the Company issued a total of 4,000,000 common shares for services at an average of $0.10 per share for a total consideration of $412,000.

     During the period ended June 30, 2006, the Company issued a total 168,388 common shares for corporate expenses at $0.10 per share for a total of $16,165.

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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


6.   CAPITAL STOCK - CONT'D

     The Company has granted stock options as follows:
                                                       -------------------- ------------------------ ------------------------
                                                                               Weighted Average          Weighted Average
                                                        Number of Options       Exercise price         Remaining Contractual
                                                                                       $                       Life
                                                       -------------------- ------------------------ ------------------------

         Balance, December 31, 2005                              7,979,175           0.20                   2.53 years

         Issued during the period                                6,650,000           0.20                        -
         Cancelled during the period                            (1,000,000)          0.20                        -
         Expired during the period                                (300,000)          0.30                        -
                                                       -------------------- ------------------------ ------------------------

         Balance, June 30, 2006                                 13,329,175           0.19                   2.36 years
                                                       ==================== ======================== ========================

         Balance, December 31, 2004                              6,600,000           0.11                   3.33 years

         Issued during the period                                1,200,000           0.36                        -
         Cancelled during the period                            (1,400,000)          0.13                        -
         Expired during the period                                (100,000)          0.10                        -

         Balance June 30, 2005                                   6,300,000           0.15                   2.96 years
                                                       ==================== ======================== ========================

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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


6.   CAPITAL STOCK - CONT'D


d) On January 22, 2006, the Company granted 2,500,000 stock options to the President of the Company with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $242,685 was recorded as consulting expense and $34,137 as deferred compensation during the six month period ended June 30, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

     ----------------------------------------- -------------
     Risk-free interest rate                          4.21%
     ----------------------------------------- -------------
     Dividend yield                                      0%
      ----------------------------------------- ------------
     Volatility factor                                 272%
      ----------------------------------------- ------------
     Expected option life                           4 years
     ----------------------------------------- -------------

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
    ----------------------------------------- -------------
    Expected option life                            1 year
    ----------------------------------------- -------------


j) On May 1, 2006, the Company increased the exercise price of 250,000 stock options granted to a consultant from $.30 to $0.50 per share for 125,000 stock options and $1.00 per share for the remaining 125,000 stock options.

     The Company has issued share purchase warrants as follows:
                                                                    Number of      Weighted Average
                                                                     Warrants        Exercise Price

         Balance, December 31, 2004                                   339,000            0.56

         Issued during the period (iv)                              1,080,000            0.75
                                                                  -----------            ----

         Balance, June 30, 2005                                     1,419,000            0.70
                                                                  ===========            ====

         Balance, December 31, 2005                                 1,180,000            0.70

         Expired during the year                                   (1,080,000)           0.75
                                                                  -----------            ----

         Balance, June 30, 2006                                       100,000            0.11
                                                                  ===========            ====

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

g. On February 21, 2006, the Company issued 375,000 shares with a fair value of $0.10 per share for $36,000 of consulting services. At June 30, 2006, $29,402 is included in deferred compensation.

h. On February 21, 2006, the Company issued 187,500 shares with a fair value of $0.10 per share for $18,000 of filing services. At June 30, 2006, $12,302 is included in deferred compensation.

i. On February 16, 2006, the Company declared a stock dividend on the basis of one new share of common stock for every four shares of common stock outstanding, and one new share of Series A preferred stock for every four shares of Series A preferred stock outstanding. The record date was February 28, 2006 and the payment date was March 17, 2006.

j. On February 14, 2006, the Company issued 125,000 common shares with a fair value of $0.09 per share for $11,000 of legal services.

k. On February 1, 2006, the Company issued 112,500 common shares with a fair value of $0.20 per share for $22,500 of consulting services.

l. On January 28, 2006, the Company issued 250,000 common shares with a fair value of $0..15 per share for $38,000 of consulting services, of which $31,028 is included as a deferred compensation at June 30, 2006.

m. On January 22, 2006, the Company issued 312,500 common shares with a fair value of $0.10 per share for $30,000 of consulting services. At June 30, 2006, $24,774 is included in deferred compensation.

n. On January 22, 2006, the Company issued 168,388 common shares with a fair value of $0.10 per share for settlement of $16,165 for $13,039 of auto expenses, of which $9,094 is included as a deferred compensation at June 30, 2006.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


7.   SUPPLEMENTARY NON-CASH INFORMATION- CONT'D


o. On January 18, 2006, the Company issued 375,000 common shares with a fair value of $0.09 per share for $33,000 of management consulting services. At June 30, 2006, $4,127 is included in deferred compensation.

p. On January 17, 2006, the Company issued 312,500 common shares with a fair value of $0.10 per share for $30,000 of consulting services. At June 30, 2006, $24,110 is included in deferred compensation.

q. During the quarter ended June 30, 2005, the Company issued 5,625,000 common shares with a fair value of $0.24 per share as partial consideration for the purchase of licensing rights. (See Note 3 (c)).

r. During 2004, the Company issued 1,250,000 common shares with a fair value of $0.20 per share pursuant to a two-year services agreement. In 2004, $46,875 was recorded as consulting fees and $203,125 was recorded as prepaid expenses. Pursuant to the same agreement, the Company granted 1,000,000 stock options to the consultant with an exercise price of $0.10 per share subject to immediate vesting. These options were granted in respect of a contract that required services to be performed over a two year term. The intrinsic value of these options at the date of grant was estimated to be $150,000. In 2004, $9,375 was recorded as a consulting fee and $140,625 was recorded as a prepaid expense.

     During the quarter ended June 30, 2005, this services agreement was cancelled. Subsequent to the quarter end, the Company and the consultant agreed that 875,000 out of the 1,250,000 common shares issued in 2004 were to be returned to the Company for cancellation. Accordingly, during the current quarter, $28,125 was recorded as consulting fees and $175,000 was recorded as shares to be returned for cancellation. Both parties also agreed to cancel 1,000,000 stock options granted in 2004. During the six month period ended June 30, 2006, $140,625 was recorded as consulting expense.

s. During the quarter ended June 30, 2005, the Company issued 534,875 common shares with fair values ranging from $0.20 to $0.24 for a total value of $125,725 of which $50,725 was recorded as consulting expenses and $75,000 was recorded as professional fees.


8.   RELATED PARTY TRANSACTIONS


     The Company has entered into the following related party transactions:

a) Recorded management and consulting fees to directors and officers totalling $731,508 (June 30, 2005 - $130,800);

b) Accrued interest expense to directors and shareholders totalling $35,212 (June 30, 2005 - $69,122);


9.   COMMITMENTS


a) On June 22, 2006, the Company entered into a letter of intent, with Henan Furen Pharmaceuticals Group Co., Ltd. ("Furen"), China, for the proposed acquisition by the Company of 51% or more of Furen's subsidiary Henan Furen Huaiqingtang Pharmaceuticals Co. Ltd. Pursuant to the Letter of Intent, the Company has first refusal rights and legal exclusive rights to acquire 51% or more of Henan for a period of nine months from the date of letter.

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

i) Pursuant to various management and consulting contracts the Company has committed to pay fees and issue common stock as follows:

     - pay a monthly management fee of $20,000 to the Company's President starting on January 1, 2006 and pay a 3% royalty on gross sales of the Company.
     - pay a monthly consulting fee of $7,000 to a shareholder and officer of the Company.
     - pay a monthly consulting fee of $5,000 and issue 700,000 common shares to a shareholder and officer of the Company.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


10.  SUBSEQUENT EVENT


     On August 7, 2006, the Company signed a Definitive Acquisition Agreement for the purchase of 60% of Henan Furen Huaiqingtang Pharmaceuticals Co. Ltd. for the total purchase price of $11,884,500 (RMB$95,000,000). Pursuant to the agreement, the parties have agreed to use their best efforts to complete the transaction within 60 days from the date of the agreement.

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

     Henan Furen Co. is a China FDA certified GMP standards pharmaceutical drug manufacturer based in Zhengzhou PR China. Henan Furen Co. which has a total list of forty-six China-FDA certified pharmaceutical drugs that are distributed to China-FDA Licensed Hospitals and drugs stores across Henan province and across PR China.

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

     We had a net loss of $1,215,677 for the six months ended June 30, 2006 as compared to a net loss of $2,086,820 for the six months ended June 30 2005. The net loss for the six months ended June 30, 2006 consisted primarily of $393,314 of consulting fees, $523,833 of management fees, $130,415 of professional fees, $37,793 of interest and bank charges $15,402 in rent, $3,912 of travel expenses, $24,085 of office expenses, $72,005 of investor relations expenses, $3,912 in travel costs, $2,390 in depreciation expenses, $3,280 of advertising and promotional expenses, and $8,109 of vehicle expenses. The increase in net loss for the six months ended June 30, 2006 was primarily the result of in an increase in management fees, consulting fees, and professional fees.

     Other Income (Expenses) was $1,139 for the six months ended June 30, 2006 as compared to $1,1376,475 for the six months ended June 30, 2005. The decrease is attributed primarily to a loss on settlement of debt and issuance of shares of $9,192 and impairment of licensing rights of $1,359,999 recognized during the six months ended June 30, 2005 compared to nil for the six months ended June 30, 2006.

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

     As of June 30, 2006, we had outstanding loans to our President Julianna Lu and Vice President XiaoFei Yu, and Senior Consultant James H. Simpson of $772,548 and $164,394, and $30,533, respectively. There are no formal agreements for when repayment of the loans must be made. The loans accrue interest at the rate of 10% per annum.

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


     If we are only successful in raising $5 million of financing to sustain our current level of business operations, we anticipate that we will utilize the proceeds as follows over the next twelve months: (a) $20,000 to develop our Internet website and e-commerce system; (b) $200,000 for media advertising to promote our brand name; (c) $60,000 for our research and development program;
(d) $250,000-$400,000 to begin the process of establishing our first retail outlet in the United States; (e) $50,000 for an investor relations program; (f) $150,000-$250,000 for professional and consultant fees; and (g) $200,000-$300,000 for general working capital, including product development, inventory, and general and administrative expenses, and (f) the balance for completion of certain of the Company's proposed acquisition projects.


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

RISKS RELATED TO OUR INDUSTRY
------------------------------

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


RISKS RELATED TO OUR COMMON STOCK
----------------------------------

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




Dated:  August 18, 2006
                            China Health Holdings, Inc.



                            By:   /s/ Julianna Lu
                            ---------------------
                            Julianna Lu
                            Chief Executive Officer, Principal
                            Financial Officer, Principal Accounting Officer, Treasurer and Chairman of the Board of Directors