Form 10QSB
period 2006-09-30
China Health Holding, Inc.
filed 2006-11-14
CIK 1302331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     ---------------------------------------
                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                     ---------------------------------------

                        Commission File Number 333-119034

                           CHINA HEALTH HOLDING, INC.
                           -------------------------
                 (Name of small business issuer in its charter)

               NEVADA                                    98-0432681
               ------                                   -----------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)


                             Julianna Lu, BSc. MSc.
                             Chief Executive Officer
        101 Convention Center Drive, Suite 700, Las Vegas, NV 89107-2001
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)
                   Issuer's telephone Number: 1 (877) 883-0979
                                 Mailing Address
                                 ---------------
                    Suite 600 - 666 Burrard St., Park Place,
                  Vancouver, British Columbia, Canada V6C 2X8
                  -------------------------------------------
                   Issuer's telephone Number: 1 (604) 608-6788
                   -------------------------------------------

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

Yes [ ] No [x]

Total revenues for quarter ended September 30, 2006 were $0.

As of November 13, 2006 there were 81,979,551 shares of issuer's common stock issued and outstanding and 1,250,000 Series A Preferred Shares issued and outstanding.

                           CHINA HEALTH HOLDING, INC.
                                   FORM 10-QSB
                 For the Fiscal Quarter Ended September 30, 2006
                 -----------------------------------------------


Part I                                                                      Page

Item 1.  Financial Statements.                                                4

Item 2.  Management's Discussion and Analysis or Plan of Operations.         25

Item 3.  Controls and Procedures                                             34

Part ll                                                                     Page

Item 1.  Legal Proceedings.                                                  35

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds          35

Item 3.  Defaults Upon Senior Securities                                     35

Item 4.  Submission of Matters to a Vote of Security Holders.                35

Item 5.  Other Information                                                   35

Item 6. Exhibits.                                                            35

Signatures.                                                                  36

                            CHINA HEALTH HOLDING INC.

                          (a development stage company)

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                                   (Unaudited)







    CONSOLIDATED BALANCE SHEETS

    INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

    INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            September 30,
                                                                                                2006
                                                                                                  $           December 31, 2005
                                                                                             (Unaudited)              $
ASSETS

CURRENT ASSETS
    Cash                                                                                         13,520               14,887
    Prepaid expenses                                                                             19,098                5,126
                                                                                           ------------         ------------
Total current assets                                                                             32,618               20,013

PROPERTY AND EQUIPMENT, net (Note 4)                                                             12,108               14,631

INTANGIBLE ASSETS (Note 3)                                                                            3                    3

------------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                     44,729               34,647

====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                                     49,507               33,785
   Due to shareholders (Note 5)                                                               1,135,285              584,639
                                                                                           ------------         ------------
Total current liabilities                                                                     1,184,792              618,424


COMMITMENTS (Notes 3 and 9)


       Preferred stock, $0.001 par value, 20,000,000 shares authorized,
          1,250,000 (December 31, 2005 - 1,000,000) shares issued and
          outstanding (Note 6)                                                                    1,250                1,000
       Common stock, $0.001 par value, 300,000,000 shares authorized
       68,729,551  (December 31, 2005 - 46,596,931) shares issued and
          outstanding (Note 6)                                                                   68,730               46,597
       Additional paid-in capital                                                             7,261,178            5,676,104
       Deferred Compensation (Note 6 and 7)                                                    (771,774)            (257,514)
       Deficit accumulated during the development stage                                      (7,643,790)          (5,996,301)
       Accumulated other comprehensive loss                                                     (55,657)             (53,663)
                                                                                           ------------         ------------
Total Stockholders' (Deficit)                                                                (1,140,063)            (583,777)
------------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                                    44,729               34,647

====================================================================================================================================

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Cumulative results
                                                                                                                  of operations from
                                            Three Month       Three Month                                       5   April 3, 2002
                                          Period ended       Period ended       Nine Month         Nine Month       (inception) to
                                          September 30,      September 30,     Period ended       Period ended      September 30,
                                              2006               2005       September 30, 2006 September 30, 200         2006
                                                $                  $                 $                 $                  $

SALES                                                  -                -                  -                -                 8,976
   Cost of goods sold                                  -                -                  -                -                  (245)
                                             -----------      -----------        -----------      -----------           -----------
                                                       -                -                  -                -                 8,731
                                             -----------      -----------        -----------      -----------           -----------
EXPENSES
   Advertising and promotion                          18           19,626              3,298           65,928               119,145
   Amortization of intangible assets                   -                -                  -                -                 7,125
   Consulting fees (Notes 6 and 7)               142,748          899,495            536,062        1,271,020             2,458,951
   Depreciation                                    1,129            1,039              3,519            2,298                 8,425
   Interest and bank charges (Note 8)             23,427           12,218             61,220           29,844               134,680
   Investor relations                              5,142                -             77,147                -               111,770
   Management fees (Note 7)                      206,213           72,000            730,046          174,000             1,930,442
   Office                                         13,902            2,058             37,987            7,063                64,482
   Professional fees (Note 7)                     21,145           29,239            151,560          182,109               693,665
   Rent                                            4,971            5,507             20,373           15,361                73,942
   Research and development
   (Note 3)                                            -                -                  -                -             1,743,593
   Travel                                             21           11,856              3,933           15,760                30,103
   Vehicle                                         5,023                -             13,132                -                20,824
                                             -----------      -----------        -----------      -----------           -----------
                                                 423,739        1,053,038          1,638,277        1,763,383             7,397,147
                                             -----------      -----------        -----------      -----------           -----------
------------------------------------------------------------------------------------------------------------------------------------
NET LOSS FROM OPERATIONS                        (423,739)      (1,053,038)        (1,638,277)      (1,763,383)           (7,388,416)
OTHER INCOME (EXPENSES)
   Foreign exchange                                 (192)           2,725             (1,331)          (4,559)               20,514
   Impairment of licensing rights (Note 3)             -                -                  -       (1,359,999)             (182,874)
   Gain (Loss) on settlement of debts and
   issuance of  shares (Notes 7)                  (7,881)               -             (7,881)          (9,192)              (93,014)
                                             -----------      -----------        -----------      -----------           -----------

                                                  (8,073)           2,725             (9,212)      (1,373,750)             (255,374)
                                             -----------      -----------        -----------      -----------           -----------

NET LOSS                                        (431,812)      (1,050,313)        (1,647,489)      (3,137,133)           (7,643,790)
                                             -----------      -----------        -----------      -----------           -----------
====================================================================================================================================

BASIC NET LOSS PER SHARE                     $     (0.01)     $     (0.02)       $     (0.03)           (0.08)
====================================================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                            62,667,000       43,234,000         58,764,000       41,175,000
====================================================================================================================================

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                             Cumulative results
                                                                                                             of operations from
                                               Three Month       Three Month     Nine Month    Nine Month       April 3, 2002
                                              Period ended      Period ended    Period ended  Period ended     (inception) to
                                              September 30,     September 30,  September 30,  September 30,     September 30,
                                                  2006              2005            2006          2005              2006
                                                    $                 $              $              $                 $

OPERATING ACTIVITIES
       Net loss                                    (431,812)      (1,050,313)   (1,647,489)   (3,137,133)       (7,643,790)
       Adjustments to reconcile net loss
       to cash used in operating activities:
          Accrued interest                           22,585           10,915        58,491        28,433           128,652
          Amortization of intangible assets               -                -             -             -             7,125
          Depreciation                                1,129            1,039         3,519         2,298             8,425
          Impairment of licensing rights                  -                -             -             -           182,874
          License rights                                  -                -             -     1,359,999         1,359,999
          Loss on settlement of debts and
            issuance of shares                            -                -             -         9,192            84,476
          Non cash expenses paid with shares        231,143          893,900       667,893     1,342,670         2,939,267
          Stock-based compensation                   34,695                -       413,304       156,056         1,725,487

       Changes in operating assets and
       liabilities
          Prepaid expenses                           (4,133)           7,456        (1,888)            -            21,321
          Accounts payable and accrued
          liabilities                                11,561            5,282        15,722         4,359            57,887
                                                 ----------       ----------    ----------    ----------        ----------
Net cash used in operating activities              (134,832)        (131,721)     (490,448)     (234,126)       (1,128,277)
                                                 ----------       ----------    ----------    ----------        ----------
INVESTING ACTIVITIES
       Purchase of property and equipment                 -           (3,876)            -       (11,160)          (19,736)
                                                 ----------       ----------    ----------    ----------        ----------
Net cash used in investing activities                     -           (3,876)            -       (11,160)          (19,736)
                                                 ----------       ----------    ----------    ----------        ----------


FINANCING ACTIVITIES
       Issuance of common stock                           -                -             -       245,000           513,697
       Net  advances (repayment) from
       shareholders                                 144,542          121,459       492,154         9,631           704,573
                                                 ----------       ----------    ----------    ----------        ----------
Net cash provided by financing activities           144,542          121,459       492,154       254,631         1,218,270
                                                 ----------       ----------    ----------    ----------        ----------

EFFECT OF EXCHANGE RATE CHANGES                          (8)          (3,355)       (3,073)       (1,663)          (56,737)
                                                 ----------       ----------    ----------    ----------        ----------

NET (DECREASE) INCREASE IN CASH                       9,702          (17,493)        1,367         7,682            13,520

CASH, BEGINNING OF YEAR                               4,018           28,686        14,887         3,511                 -
------------------------------------------------------------------------------------------------------------------------------------

CASH, END OF YEAR                                    13,520           11,193        13,520        11,193            13,520

====================================================================================================================================

SUPPLEMENTARY NON-CASH INFORMATION (Note 7)

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

     UNAUDITED INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

2.   SIGNIFICANT ACCOUNTING POLICIES

     a)  Basis of presentation

         These consolidated financial statements have been presented in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States. The Company's year end is December 31.

         The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $1,152,174 and a stockholders' deficit of $7,643,790 has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern.

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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006



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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006



2.   SIGNIFICANT ACCOUNTING POLICIES - CONT'D

     j)  Income taxes

         The Company follows SFAS No. 109, "Accounting for Income Taxes", using the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2006, full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

         The following table illustrates the pro forma effect on net income and earnings per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 6:

                                                                            Three Months                   Nine Months
                                                                         Ended September 30,           Ended September 30,
                                                                         2006            2005          2006           2005
                                                                           $              $              $              $
         Net loss -- as reported                                        (436,794)     3,137,133    (1,652,471) (3,137,133)
         Add: Stock-based compensation expense included in net
           loss -- as reported                                                 -             -              -           -
         Deduct: Stock-based compensation expense determined under
           fair value method                                                   -             -              -           -
                                                                        -------------------------------------------------

         Net loss -- pro forma                                          (436,794)   (3,137,133)    (1,652,471) (3,137,133)
                                                                        -------------------------------------------------
         Net loss per share - basic and diluted -- as reported             (0.01)        (0.04)         (0.02)      (0.08)
         Net loss per share - basic and diluted -- pro forma               (0.01)        (0.04)         (0.02)      (0.08)

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006



2.   SIGNIFICANT ACCOUNTING POLICIES - CONT'D

     l)  Recent accounting pronouncements

         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

         In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006



3.   INTANGIBLE ASSETS

     a)  Asset purchase agreement

         Pursuant to an asset purchase agreement dated May 1, 2004, the Company acquired from the Company's President and a significant shareholder proprietary rights and formulas to the 26 natural herbal medicinal products that comprise the King of Herbs and Taoist Medicine product lines. In exchange for the proprietary rights and formulas to these products, the Company agreed to pay total consideration as follows:


         - 2,200,000 common shares at a fair value of $0.087 per share  $191,307
         - Due to shareholders                                           175,000
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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006



4.   PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:


                                                  September 30,   December 31,
                                                      2006            2005
                                                       $               $

           Computer                                 17,539           16,688
           Furniture and Fixtures                    2,994            2,849
                                                    ------           ------
                                                    20,533           19,537
           Less:  accumulated depreciation          (8,425)          (4,906)
                                                    ------           ------

                                                    12,108           14,631
                                                    ======           ------

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

     During the period ended September 30, 2006, the Company issued a total of 9,615,000 common shares for services at an average of $0.07 per share for a total consideration of $626,950.

     During the period ended September 30, 2006, the Company issued a total 868,388 common shares for corporate expenses at $0.05 per share for a total of $39,165.

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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


6.   CAPITAL STOCK - CONT'D


     The Company has granted stock options as follows:

                                                               ------------------- ------------------------ -----------------------
                                                                                       Weighted Average         Weighted Average
                                                                Number of Options       Exercise price        Remaining Contractual
                                                               ------------------- ------------------------ -----------------------
         Balance, December 31, 2005                                      7,979,175                0.20                2.53 years

         Issued during the period                                        6,650,000                0.20                   -
         Cancelled during the period                                    (1,000,000)               0.20                   -
         Expired during the period                                        (900,000)               0.30                   -
                                                               ------------------- ------------------------ -----------------------

         Balance, September 30, 2006                                    12,729,175                0.19                2.22 years
                                                               =================== ======================== =======================

         Balance, December 31, 2004                                      6,600,000                0.11                3.33 years

         Issued during the period                                        1,650,000                0.63                   -
         Exercised during the period                                       (81,690)               0.10
         Cancelled during the period                                   ( 1,400,000)               0.13                   -
         Expired during the period                                        (350,000)               0.10                   -
                                                              -------------------- ------------------------ ------------------------

         Balance September 30, 2005                                      6,418,310                0.15                2.81 years
                                                              ==================== ======================== ========================

          a) On June 12, 2006, the Company increased the number of shares of common stock of the Company subject to the Company's 2005 stock Incentive plan from 3,900,000 to 9,000,000.

          b) On January 22, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $40,784 was recorded as consulting expense and $74,714 as deferred compensation during the nine month period ended September 30, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

               ------------------------------------ ------------
               Risk-free interest rate                     4.26%
               ------------------------------------ ------------
               Dividend yield                                 0%
               ------------------------------------ ------------
               Volatility factor                            272%
               ------------------------------------ ------------
               Expected option life                      2 years
               ------------------------------------ ------------

          c) On January 22, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $26,886 was recorded as consulting expense and $88,698 as deferred compensation during the nine month period ended September 30, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

               ------------------------------------ ------------
               Risk-free interest rate                     4.26%
               ------------------------------------ ------------
               Dividend yield                                 0%
               ------------------------------------ ------------
               Volatility factor                            272%
               ------------------------------------ ------------
               Expected option life                   2.92 years
               ------------------------------------ ------------

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006



6.   CAPITAL STOCK - CONT'D

     d) On January 22, 2006, the Company granted 2,500,000 stock options to the President of the Company with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $280,634 was recorded as consulting during the nine month period ended September 30, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

          ----------------------------------------- ------------
          Risk-free interest rate                          4.21%
          ----------------------------------------- ------------
          Dividend yield                                      0%
          ----------------------------------------- ------------
          Volatility factor                                 272%
          ----------------------------------------- ------------
          Expected option life                           4 years
          ----------------------------------------- ------------

     e) On January 28, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $61,565 was recorded as consulting expense and $123,383 as deferred compensation during the nine month period ended September 30, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

          ----------------------------------------- ------------
          Risk-free interest rate                          4.38%
          ----------------------------------------- ------------
          Dividend yield                                      0%
          ----------------------------------------- ------------
          Volatility factor                                 270%
          ----------------------------------------- ------------
          Expected option life                           2 years
          ----------------------------------------- ------------

     f) On February 1, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $80,488 was recorded as consulting expense and $163,984 as deferred compensation during the nine month period ended September 30, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

          ----------------------------------------- ------------
          Risk-free interest rate                          4.47%
          ----------------------------------------- ------------
          Dividend yield                                      0%
          ----------------------------------------- ------------
          Volatility factor                                 269%
          ----------------------------------------- ------------
          Expected option life                           2 years
          ----------------------------------------- ------------

     g) On February 7, 2006, the Company granted 150,000 stock options to a consultant with an exercise price of $0.30 per share subject to immediate vesting. Stock-based compensation of $9,463 was recorded as consulting expense and $11,872 as deferred compensation during the nine month period ended September 30, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

          ----------------------------------------- ------------
          Risk-free interest rate                          4.55%
          ----------------------------------------- ------------
          Dividend yield                                      0%
          ----------------------------------------- ------------
          Volatility factor                                 266%
          ----------------------------------------- ------------
          Expected option life                            1 year
          ----------------------------------------- ------------

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


a.   CAPITAL STOCK - CONT'D

     h) During the nine month period ended September 30, 2006, the Company decreased the exercise price of 100,000 stock options granted to a consultant during the year ended December 31, 2005, from $1.00 per share to $0.30 per share. Stock-based compensation of $1,186 was recorded as consulting expense and $1,488 as deferred compensation during the nine month period ended September 30, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

          ----------------------------------------- ------------
          Risk-free interest rate                          4.55%
          ----------------------------------------- ------------
          Dividend yield                                      0%
          ----------------------------------------- ------------
          Volatility factor                                 266%
          ----------------------------------------- ------------
          Expected option life                            1 year
          ----------------------------------------- ------------

     i) During the nine month period ended September 30, 2006, the Company decreased the exercise price of 100,000 stock options granted to a consultant during the year ended December 31, 2005, from $1.00 per share to $0.30 per share. Stock-based compensation of $879 was recorded as consulting expense and $1,153 as deferred compensation during the nine month period ended September 30, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

          ----------------------------------------- ------------
          Risk-free interest rate                          4.59%
          ----------------------------------------- ------------
          Dividend yield                                      0%
          ----------------------------------------- ------------
          Volatility factor                                 269%
          ----------------------------------------- ------------
          Expected option life                            1 year
          ----------------------------------------- ------------

     j) On May 1, 2006, the Company increased the exercise price of 250,000 stock options granted to a consultant from $0.30 to $0.50 per share for 125,000 stock options and $1.00 per share for the remaining 125,000 stock options.

          The Company has issued share purchase warrants as follows:


                                                Number of       Weighted Average
                                                 Warrants         Exercise Price

         Balance, December 31, 2004               339,000               0.56

         Issued during the period (iv)          1,080,000               0.75
         Expired during the period               (219,000)              0.75
                                                ---------               ----

         Balance, September 30, 2005            1,200,000               0.70
                                                =========               ====

         Balance, December 31, 2005             1,180,000               0.70

         Expired during the year               (1,080,000)              0.75
                                                ---------               ----

         Balance, September 30, 2006              100,000               0.13
                                                =========               ====

          i) During 2002, the Company issued 19,000 units at $0.10 per unit. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase an additional common share for $0.75 and must be exercised within nine months of the date the Company's shares commence trading on a United States Stock exchange. These warrants were not exercised, and expired in full during fiscal 2005.

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

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

7.   SUPPLEMENTARY NON-CASH INFORMATION

          iii) During 2004, the Company issued 220,000 units at $0.25 per unit. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase an additional common share for $0.75 and must be exercised within one year. These warrants were not exercised, and expired in full during fiscal 2005.

          iv) During 2005, the Company issued 1,080,000 units at $0.25 per unit. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase an additional common share for $0.75 and must be exercised within one year of the date the Company's shares commence trading on a United States Stock exchange. These warrants were not exercised, and expired in full during fiscal the period ended September 30, 2006.

     The Company entered into the following non-cash transactions:

     a. On September 27, 2006, the Company issued 200,000 common shares with a fair value of $0.04 per share for lease payments.

     b. On September 27, 2006, the Company issued 400,000 common shares with a fair value of $0.04 per share for auto expenses, of which $12,019 is included in prepaid expenses.

     c. On September 27, 2006, the Company issued 125,000 common shares with a fair value of $0.045 per share for $5,625 of consulting services of which $5,538 is included in deferred compensation.

     d. On September 27, 2006, the Company issued 4,525,000 common shares with a fair value of $0.04 per share for $181,000 of consulting services of which $101,204 is included in deferred compensation.

     e. On September 27, 2006, the Company issued 100,000 common shares with a fair value of $0.03 per share for $3,000 of charitable donations.

     f. On September 27, 2006, the Company issued 965,000 common shares with a fair value of $0.03 per share for $28,950 of consulting services of which $13,221 is included in deferred compensation.

     g. On June 16, 2006, the Company issued 250,000 common shares with a fair value of $0.105 per share for $26,250 of consulting services.

     h. On June 1, 2006, the Company issued 500,000 common shares with a fair value of $0.09 per share for $45,000 of consulting services.

     i. On May 4, 2006, the Company issued 250,000 common shares with a fair value of $0.10 per share for $25,000 of legal services.

     j. On April 16, 2006, the Company issued 500,000 common shares with a fair value of $0.10 per share for $50,000 of management consulting services.

     k. On April 12, 2006, the Company issued 300,000 common shares with a fair value of $0.105 per share for $31,500 of consulting services.

     l. On April 12, 2006, the Company issued 150,000 common shares with a fair value of $0.105 per share for $15,750 of management consulting services.

     m. On February 21, 2006, the Company issued 375,000 shares with a fair value of $0.10 per share for $36,000 of consulting services. At September 30, 2006, $24,872 is included in deferred compensation.

     n. On February 21, 2006, the Company issued 187,500 shares with a fair value of $0.10 per share for $18,000 of filing services. At September 30, 2006, $7,685 is included in deferred compensation.

     o. On February 16, 2006, the Company declared a stock dividend on the basis of one new share of common stock for every four shares of common stock outstanding, and one new share of Series A preferred stock for every four shares of Series A preferred stock outstanding. The record date was February 28, 2006 and the payment date was March 17, 2006.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


7.   SUPPLEMENTARY NON-CASH INFORMATION- CONT'D


     p. On February 14, 2006, the Company issued 125,000 common shares with a fair value of $0.09 per share for $11,000 of legal services.

     q. On February 1, 2006, the Company issued 112,500 common shares with a fair value of $0.20 per share for $22,500 of consulting services.

     r. On January 28, 2006, the Company issued 250,000 common shares with a fair value of $0.15 per share for $38,000 of consulting services of which $26,247 is included as a deferred compensation at September 30, 2006.

     s. On January 22, 2006, the Company issued 312,500 common shares with a fair value of $0.10 per share for $30,000 of consulting services. At September 30, 2006, $21,777 is included in deferred compensation.

     t. On January 22, 2006, the Company issued 168,388 common shares with a fair value of $0.10 per share for settlement of $16,165 for $13,039 of auto expenses, of which $4,571 is included as a deferred compensation at September 30, 2006.

     u. On January 18, 2006, the Company issued 375,000 common shares with a fair value of $0.09 per share for $33,000 of management consulting services.

     v. On January 17, 2006, the Company issued 312,500 common shares with a fair value of $0.10 per share for $30,000 of consulting services. At September 30, 2006, $20,298 is included in deferred compensation.

     w. During the quarter ended September 30, 2005, the Company issued 5,625,000 common shares with a fair value of $0.24 per share as partial consideration for the purchase of licensing rights. (See Note 3 (c)).

     x. During the period ended September 30, 2005, the Company issued 534,875 common shares with fair values ranging from $0.20 to $0.24 for a total value of $125,725 of which $50,725 was recorded as consulting expenses and $75,000 was recorded as professional fees.

     y. During 2004, the Company issued 1,250,000 common shares with a fair value of $0.20 per share pursuant to a two-year services agreement. In 2004, $46,875 was recorded as consulting fees and $203,125 was recorded as prepaid expenses. Pursuant to the same agreement, the Company granted 1,000,000 stock options to the consultant with an exercise price of $0.10 per share subject to immediate vesting. These options were granted in respect of a contract that required services to be performed over a two year term. The intrinsic value of these options at the date of grant was estimated to be $150,000. In 2004, $9,375 was recorded as a consulting fee and $140,625 was recorded as a prepaid expense.

          During the period ended September 30, 2005, this services agreement was cancelled. Subsequent to the quarter end, the Company and the consultant agreed that 875,000 out of the 1,250,000 common shares issued in 2004 were to be returned to the Company for cancellation. Accordingly, during the current quarter, $28,125 was recorded as consulting fees and $175,000 was recorded as shares to be returned for cancellation. Both parties also agreed to cancel 1,000,000 stock options granted in 2004. During the nine month period ended September 30, 2006, $140,625 was recorded as consulting expense.

8.   RELATED PARTY TRANSACTIONS

     The Company has entered into the following related party transactions:

     a) Recorded management and consulting fees to directors and shareholders totalling $730,046 (September 30, 2005 - $202,800);

     b) Accrued interest expense to directors and shareholders totalling $58,492 (September 30, 2005 - $12,375);

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


9.   COMMITMENTS

     a) On September 19, 2006, the Company entered into a consulting agreement with the President of the Company who will provide consulting services for two years in consideration for 250,000 shares of the Company's common stock (issued) and warrants to purchase 4,000,000 shares of the Company's stock at $0.20 for one year (issued subsequently).

     b) On September 19, 2006, the Company entered into a consulting agreement with a company related by a common president and an independent company (the "Consultants") for the provision of consulting services in exchange for 250,000 common shares of the Company and a cash finders' fee of 10% of any corporate financing raised by the Consultants, and two year warrants to purchase common stock equal to 10% of the number of securities sold by the Consultants.

     c) On June 22, 2006, the Company entered into a letter of intent with Henan Furen Pharmaceuticals Group Co., Ltd. ("Furen"), China, for the proposed acquisition by the Company of 51% or more of Furen's subsidiary Henan Furen Huaiqingtang Pharmaceuticals Co. Ltd. ("Huiaqingtang ") Pursuant to the Letter of Intent, the Company has first refusal rights and legal exclusive rights to acquire 51% or more of Furen for a period of nine months from the date of letter. On August 7, 2006, the Company entered into a definitive acquisition agreement with Furen and Huiaqingtang to acquire 60% of the outstanding stock of Huiaqingtang at an aggregate purchase price of $95,000,000 RMB, a portion of which shall be paid by the Company on or before the closing of the agreement and a portion to be paid three months after closing.

     d) On June 16, 2006, the Company entered into an engagement agreement with a placement agent who will market the Company's proposed debt/equity offering (the "Offering") in consideration for 250,000 common shares (issued) and a cash fee equal to 10% of the gross proceeds of the Offering and warrants to purchase 10% of the total number of shares, or underlying shares to be purchased by the investor exercisable at a price equal to the purchase price or conversion price paid by the investor. The term of the agreement is one year.

     e) On May 27, 2006, the Company entered into a consulting agreement with consulting firm that will provide marketing, investor relations and public relations services for one year in consideration for 1,500,000 shares of the Company's common stock. At September 30, 2006, the Company had issued 500,000 shares of common stock. Subsequent to the period the Company cancelled the consulting agreement and will not issue any more shares.

     f) On May 2, 2006, the Company entered into a letter of intent, with Shannxi Meichen Pharmaceuticals Co. Ltd. ("Shannxi"), China, for the proposed acquisition by the Company of 51% or more of Shannxi. Pursuant to the Letter of Intent, the Company has first refusal rights and legal exclusive rights to acquire 51% or more of Shannxi for 9 months from the date of letter. In September 2006 the Company executed a definitive acquisition agreement with Shaanxi to acquire 100% of the issued and outstanding stock of Shaanxi for an aggregate purchase price of $24,800,000 RMB. The purchase price is payable as follows: i) 80% of the purchase price is payable in shares of common stock of the Company, based on the average closing price of the Company's common stock, as reported on the OTCBB for the five day period prior to the closing date of the acquisition and ii) 20% of the purchase price payable in cash withing 30 days of closing the transaction.

     g) On April 16, 2006, the Company entered into a letter of intent, with Henan Tiankang Pharmaceuticals Co. ltd. ("Henan"), located in Henan, China, for the proposed acquisition by the Company of 51% or more of Henan. Pursuant to the Letter of Intent, the Company has first refusal rights and legal exclusive rights to acquire 51% of Henan for a period of nine months from the date of letter.

     h) On February 19, 2006, the Company entered into a letter of intent effective February 28, 2006, with Shaanxi WanAn Pharmaceutical Co. Ltd. For the proposed acquisition by the Company of 51% or more of Shaanxi WanAn Pharmaceutical Co. Ltd. Pursuant to the letter of intent the Company has first refusal rights and legal exclusive rights for further acquisition of 51% of Shaanxi WanAn for the next 12 months.

                            CHINA HEALTH HOLDING INC.
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


9.   COMMITMENTS

     i) On February 21, 2006, the Company filed a Certificate of Designation, Powers Preferences and Rights of Series A preferred stock which authorized the Company to issue up to 1,000,000 shares of Series A preferred stock with a par value of $0.001 per share. The Series A preferred stock has a stated value of $0.15 per share and a liquidation preference over the Company's common stock. Holders of Series A preferred stock are entitled to two votes for each share of Series A preferred stock owned. Each share of Series A preferred stock is convertible, at the option of the holder, into two shares of common stock, commencing two years after the date of issuance, provided the market price of the common stock is not below $1.00 per share. Additionally, if prior to two years from the date of issue, there is a sale or other disposition of all or substantially all of the Company's assets, a transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of, or upon a consolidation, merger or other business combination where the Company is not the survivor, then immediately prior to such event each holder of Series A preferred stock may convert any or all of such holder's shares of Series A preferred stock into common stock.

     j) On January 16, 2006, the Company entered into a letter of intent, effective January 27, 2006, with WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences, located in Beijing, China, for the worldwide development of the China International University of Traditional Chinese Medicine and the University Hospital for Traditional Chinese Medical Sciences (the "Project"). Pursuant to the Letter of Intent, the parties agreed to pursue the co-development of the Project on a worldwide basis for a five (5) year period following execution of the Letter of Intent. Further, WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences have agreed to provide the Company with full intellectual and scientific and medical and technical support for further development of the Project, while the Company has agreed to be responsible for further investment capital and business development for the Project. The parties have agreed to further discuss and negotiate the detailed terms for the development of the Project, and expect that any such agreement shall be made in a formal agreement to be entered into between the parties.

     k) Pursuant to various management and consulting contracts the Company has committed to pay fees and issue common stock as follows:

          - pay a monthly management fee of $20,000 to the Company's CEO starting on January 1, 2006 and pay a 3% royalty on gross sales of the Company.
          - pay a monthly consulting fee of $7,000 to a shareholder and officer of the Company.
          - pay a monthly consulting fee of $5,000 to a shareholder and officer of the Company.

10.  SUBSEQUENT EVENTS

     a) Subsequent to September 30, 2006, the Company issued 3,250,000 shares of common stock in consideration for consulting services.

     b) Subsequent to September 30, 2006, the Company granted warrants to acquire 7,650,000 shares of common stock in consideration for consulting and management services.

     c) Subsequent to September 30, 2006, the Company issued 10,000,000 shares and granted warrants to acquire 10,000,000 shares of common stock exercisable at $0.10 per share for five years and warrants to acquire 10,000,000 shares of common stock exercisable at $0.20 for ten years to settle $300,000 of debt.

     d) On October 11, 2006, the Company entered into a letter of intent, with BeiJing Boran Pharmaceutical Co., Ltd. ("BeiJing Boran"), for the proposed acquisition by the Company of 51% or more of Beijing Boran. Pursuant to the Letter of Intent, the Company has first refusal rights and legal exclusive rights to acquire 51% or more of BeiJing Boran for a period of nine months from the date of letter.

     e) On October 19, 2006, the Company entered into a letter of engagement and work authorization with an investor relations firm who will provide investor relations services for a term of one to three years in exchange for $10,000 a month for three month and $15,000 a month after that, 3,000,000 common shares and 4,000,000 warrants exercisable for 3 years at prices ranging from $0.25 per share to $3.50 per share.

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

     The Company believes that its time-tested natural remedies, natural herbal medications and dietary food supplements are particularly helpful in improving and strengthening the immune system and cardio-cerebral vascular function as well as improving and promoting overall physical and mental health and will serve as a timely and effective alternative for a world that is dependent on chemical solutions. Management believes that the Company's strength will lie in its development, manufacturing and global commercialization of its products.

     The Company's immediate goal is the profitable penetration of the growing global pharmaceutical industry and market and to further seek and develop potential acquisition candidates with major pharmaceutical companies in PR China and worldwide to secure a strong future and powerful position in the global and PR China pharmaceutical industry. Long-term plans include the development of a pharmaceutical drug pipeline and technology based on the Company's access to the knowledge of traditional Chinese medicine and PR China's pharmaceutical industry.

PRODUCTS

     We have purchased the exclusive rights to 134 proprietary natural herbal medicinal products. All of our products are based on traditional Chinese medicine and the principals of Taoism. Taoist philosophy and Taoist medicinal healing practices have been incorporated into a broad spectrum of medical practices and treatments in the People's Republic of China. Traditional Chinese medicine practices have generally been labeled worldwide as "alternative medicine" or "holistic medicine" since they rely more on natural remedies versus chemical remedies and treatments.

     We plan to distribute, market and sell these proprietary neutraceutical products by development of the "China Health" brand Worldwide and through retail and franchise stores in the next 6 to 24 months. Neutraceuticals are products isolated or purified from plants or other foods that are sold in dosage form. These products are intended to provide certain physiological benefits and/or protection against chronic disease. Neutraceuticals are commonly referred to as "dietary supplements" or "nutritional supplements." Neutraceuticals are generally viewed as preventive supplements, as opposed to drugs, which are active chemical substances used to treat illnesses or symptoms of illnesses. Neutraceuticals represent an alternative approach to medicine, based on nutrition and the health or wellness of the entire body rather than treating the symptoms of a disease or illness. Since most of our products are considered to be dietary supplements, as opposed to pharmaceutical products or drugs, our existing product line is not subject to stringent clinical testing to which pharmaceutical products are subjected. All of our products will be manufactured in accordance with Good Manufacturing Practices rules and standards.

     The company has extensive knowledge and acquired expertise in the 5000-year-old field. The source of our medicinal philosophy and the inspiration for all of the company's proprietary products, are the traditional Taoist philosophy and medical research related to the "King of Herbs" and other efficacious herbal plants and minerals which offer a complete spectrum of remedial and health enhancing properties.

     Our product lines include:

          1.   King of Herbs-based products;

          2.   Taoist Medicinal products; and

          3.   A line of natural multi-vitamins and supplements.

     We also plan to introduce a line of natural skin care and cosmetic products as well as to develop new products based on our knowledge of traditional Chinese medical practice.

     Our product lines are based on two key fundamentals - the healing power of King of Herbs and the thousands of years of history that form the basis for traditional Chinese medicine and Taoist medicine.

KING OF HERBS PRODUCT LINE

     King of Herbs is a term that we use to refer to the main proprietary herbal formulations that are essential to all of our products. The herbs that make up King of Herbs have been used in Chinese medicine to reinforce what is called the body's vital energy source, or qii. Qii is a Chinese medical term for the human body's energy. Our product line is intended to improve immune system and cardio-vascular system, and improve and increase energy and endurance levels, sexual function and the health and wellness of the entire body. We have developed proprietary formulations that target certain physiological conditions which we intend to market and sell to the public. We have a total of 16 products in our King of Herbs product line. The core products of this product line are as follows:

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

TAOIST MEDICINAL PRODUCT LINE

     Taoism is an ancient worldview that acknowledges the movement towards balance inherent in all things. The products in our Taoist Medicine product line are considered to be dietary supplements and are not subject to stringent clinical tests to which pharmaceutical products are subjected. This line of products is based on the principles of Traditional Chinese Medicine and Taoism Medicine. Taoism is an ancient worldview that acknowledges the movement towards balance (or "Tao") inherent in all things. These products will be manufactured in accordance with the Good Manufacturing Practices rules and standards and regulations of Canada and the Food and Drug Administration of the United States. The Company intends to manufacture, market and distribute its Taoist Medicine product line in the next twelve months. We have a total of 118 products in our Taoist Medicinal product line. The core products of our this product line are as follows:

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

RECENT DEVELOPMENTS

Acquisition Agreement with Shaanxi MeiChen Pharmaceuticals  Co. Ltd

     On September 3 and September 7, 2006, the Company executed a Definitive Acquisition Agreement with Shaanxi Meichen Pharmaceuticals Co. Ltd ("SMCP"), Ms. Chen Meiying, President/CEO, and the shareholders of SMCP (the "SMCP Shareholders"). Pursuant to the Agreement, the Company has agreed to acquire and the SMCP Shareholders have agreed to sell, 100% of the issued and outstanding stock of SMCP at an aggregate purchase price of $24,800,000 (RMB). The purchase price is payable as follows: (i) 80% of the purchase price payable in shares of common stock of the Company, based on the average closing price of the Company's common stock, as reported on the OTCBB for the five (5) day period prior to the closing date of the acquisition transaction; and (ii) 20% of the purchase price payable in cash within 30 days after the closing of the transaction.

     The parties have agreed to use their best efforts to complete the transactions contemplated by the Agreement within 30 business days from the execution of the Agreement. Prior to closing, however, all closing conditions, including, but not limited to, the completion of satisfactory legal and financial due diligence, as well as the delivery of stock certificates to the Company evidencing the ownership of the Sellers of the shares of SMCP must be satisfied. No material relationship exists between the Sellers and the Company and/or its affiliates, directors, officers or any associate of an officer or director.

     SMCP is a China FDA certified GMP standards pharmaceutical drug manufacturer based in Shaanxi, PR China. SMCP which has a total list of 27 China-FDA certified pharmaceutical drugs that are distributed to China-FDA Licensed Hospitals and drug stores across the Shaanxi province and across PR China.

Acquisition Agreement with Henan Furen Huaiqingtang Pharmaceuticals  Co. Ltd


     On August 7, 2006 the Company entered into an Definitive Acquisition Agreement with Henan Furen Huaiqingtang Pharmaceuticals Co. Ltd. ("Henan Furen Co.") and Henan Furen Pharmaceutical Group Co. Ltd. and the shareholders of Henan Furen Co. (the "Sellers). Pursuant to the Agreement, the Company has agreed to acquire and the Sellers have agreed to sell, 60% of the outstanding stock of Henan Furen Co. at an aggregate purchase price of $95,000,000 (RMB) a portion of which shall be paid by the Company on or before the closing of the Agreement and a portion to be paid three months after the Closing, upon the satisfaction of certain conditions.

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

Letter Intent with Beijing Boran Pharmaceutical Co. Ltd.

     On October 11, 2006, the Companyexecuted a Letter of Intent with BeiJing Boran Pharmaceutical Co., Ld. ("BeiJing Boran") for the proposed acquisition by the Company of 51% or more of BeiJing Boran. Pursuant to the letter of intent, both parties have expressed their intent and support for the cooperation and accomplishment of the acquisition of BeiJing Boran, by the Company. Further, BeiJing Boran has agreed to offer the Company first refusal rights and legal exclusive rights for the acquisition of 51% or more of BeiJing Boran within nine months from the date of the Letter of Intent. BeiJing Boran has agreed to provide the Company with all necessary documentation and audited financial statements for the Company within 60days, to enable the Company to commence its due diligence. The completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement, as well as to the completion of full legal and financial due diligence.

     Beijing Boran is a China - SFDA licensed GMP pharmaceutical drug (herbal-based) corporation, as well as a pharmaceutical manufacturer, researcher and developer, headquartered in Beijing PR China. Beijing Boran has about 30 pharmaceutical drug (herbal-based) licensed by the China-SFDA.

Letter of Intent with WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences

     On January 16, 2006, the Company entered into a Letter of Intent, effective as of January 27, 2006, with WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences, located in BeiJing, China, for the worldwide development of the China International University of Traditional Chinese Medicine and the University Hospital for Traditional Chinese Medical Sciences (the "Project"). WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences consist of the Affiliated Hospital of Beijing College of Acupuncture and Orthopedics, the Orthopedic Department of Beijing College of Acupuncture and Orthopedics and the Institute of Orthopedics and Traumatology of China Academy of Traditional Chinese Medical Sciences.

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

RESULTS OF OPERATIONS

Nine Months ended September 30, 2006compared to nine months ended September 30, 2005

     We had a net loss of $1,647,489 for the nine months ended September 30, 2006 as compared to a net loss of $3,137,133 for the nine months ended September 30 2005. The net loss for the nine months ended September 30, 2006 consisted primarily of $536,062 of consulting fees, $730,046 of management fees, $151,560 of professional fees, $61,220 of interest and bank charges, $20,373 in rent, $3,933 of travel expenses, $37,987 of office expenses, $77,147 of investor relations related travel costs, $3,519 in depreciation expenses, $3,298 of advertising and promotional expenses, and $13,132 of vehicle expenses. The decrease in net loss for the nine months ended September 30, 2006 was the result of the recognition of an impairment of licensing rights of $1,359,999 in 2005 compared to $Nil in 2006.

     Other Income (Expenses) was $9,212 for the nine months ended September 30, 2006 as compared to $1,373,750 for the nine months ended September 30, 2005. The decrease is attributed primarily to an impairment of licensing rights of $1,359,999 recognized during the nine months ended September 30, 2005 compared to nil for the nine months ended September 30, 2006.

Three Months ended September 30, 2006 compared to the three months ended September 2005

     We had a net loss of $431,812 for the three months ended September 30, 2006 as compared to a net loss of $1,050,313 for the three months ended September 30 2005. The decrease in the net loss was a result of a decrease in our expenses as compared to the same period in 2005. For the three months ended September 30, 2006, we incurred an aggregate of $423,739 in expenses as compared to $1,053,038 for the three months ended September 30, 2005. Expenses incurred during the three months ended September 30, 2006 consisted of $142,748 in consulting fees, $206,213 in management fees, $21,145 in professional fees, $23,427 in interest and bank charges, $4,971 in rent, $21 in travel expenses, $13,902 in office expenses, $5,142 in investor relations costs, $1,129 in depreciation expenses, $18 in advertising and promotional expenses, and $5,023 of vehicle expenses.

     Other Income (Expenses) was $8,073 for the three months ended September 30, 2006 as compared to $2,725 for the three months ended September 30, 2005. The increase is attributed primarily to loss on settlement of debts and issuance of shares $7,881 recognized in the three months ended September 30, 2006 as compared to nil for the three months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2006, we had cash of $13,520. Our current liabilities as of September 30, 2006 aggregated $1,184,792. As of September 30, 2006, we had a working capital deficiency of $1,152,174 and an accumulated deficit of $7,643,790. In order to sustain our current level of operations, we will need to raise at least $1 million over the next six to twelve months. In order to expand our business, fund future development and begin marketing and selling our three product lines and pursue our acquisition strategy, we will need to raise at least $25 million over the next twelve to twenty-four months. We intend to seek outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions. We have not yet sought any commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. If adequate working capital is not available, we may be forced to curtail or cease operations.

     As of September 30, 2006, we had outstanding loans to our CEO Julianna Lu in the amount of $890,266 and Vice President XiaoFei Yu in the amount of $174,706. There are no formal agreements for when repayment of the loans must be made. The loans accrue interest at the rate of 10% per annum.

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

RISKS RELATED TO OUR FINANCIAL CONDITION

Our Financial Status Creates Doubt Whether We Will Continue As A Going Concern.

     We reported net losses totaling of $3,676,679, $2,098,276, $149,673,
December 31, 2005, December 31, 2004 and December 31, 2003, respectively. As of September 30, 2006 we had a working capital deficiency of $1,152,174 (current assets less current liabilities) and an accumulated deficit of $7,643,790. With our current resources we expect to be able to satisfy our cash requirements through September 30, 2007. In order to expand our current business operations, fund future development and market and sell our three existing product lines we will need to raise at least $25 million in financing over the next twelve to twenty-four months. We intend to raise additional working capital either through private placements, public offerings and/or bank financing. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose the entire amount of their investment.


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

ITEM 3. CONTROLS AND PROCEDURES.

     a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

     b) CHANGES IN INTERNAL CONTROLS. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

We are currently not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 27, 2006, the Company issued 200,000 common shares with a fair value of $0.04 per share for lease payments.

On September 27, 2006, the Company issued 400,000 common shares with a fair value of $0.04 per share for auto expenses, of which $12,019 is included in prepaid expenses.

On September 27, 2006, the Company issued 125,000 common shares with a fair value of $0.045 per share for $5,625 of consulting services of which $5,538 is included in deferred compensation.

On September 27, 2006, the Company issued 4,525,000 common shares with a fair value of $0.04 per share for $181,000 of consulting services of which $101,204 is included in deferred compensation.

On September 27, 2006, the Company issued 100,000 common shares with a fair value of $0.03 per share for $3,000 of charitable donations.

On September 27, 2006, the Company issued 965,000 common shares with a fair value of $0.03 per share for $28,950 of consulting services of which $13,221 is included in deferred compensation.

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


Dated:  November 14, 2006
                                       China Health Holdings, Inc.


                                       By:/s/ Julianna Lu
                                       ---------------
                                       Julianna Lu
                                       Chief Executive Officer, Principal
                                       Financial Officer, Principal Accounting
                                       Officer, Treasurer and
                                       Chairman of the Board of Directors