Form 10KSB
period 2006-12-31
China Health Holding, Inc.
filed 2007-04-03
CIK 1302331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

[_] TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER ________________________________

CHINA HEALTH HOLDING, INC.
(Name of small business issuer in its charter)

NEVADA	98-0432681
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Julianna Lu, BSc. MSc.
Chief Executive Officer
101 Convention Center Drive, Suite 700, Las Vegas, NV 89107-2001
(Address of principal executive offices) (Zip Code)
Issuer’s telephone Number: 1 (877) 883-0979

Mailing Address
Suite 600 - 666 Burrard St., Park Place, Vancouver, British Columbia, Canada V6C 2X8
Issuer’s telephone Number: 1 (604) 608-6788

Copies to:
Richard A. Friedman, Esq.
Sichenzia Ross Friedman Ference LLP
1065 Avenue of the Americas
New York, New York 10018
Phone: (212) 930-9700
Fax: (212) 930-9725

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer’s revenues for its most recent fiscal year. $0

The aggregate market value of the issued and outstanding common stock held by non-affiliates of China Health Holding, Inc. based upon the closing price of the Common Stock as quoted on the Over the Counter Bulleting Board (OTCBB) on March 30, 2007, was approximately $789,545.55.

As of March 30, 2007, the issuer had 128,832,060 outstanding shares of Common Stock and 1,250,000 shares of Series “A” Preferred Stock.

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

To the extent that statements in the annual report is not strictly historical, including statements as to revenue projections, business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future collaboration agreements, the success of the Company's development, events conditioned on stockholder or other approval, or otherwise as to future events, such statements are forward-looking, All forward-looking statements, whether written or oral, and whether made by or on behalf of the company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this annual report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions and the amount of growth in the Company's industry and general economy; competitive factors; ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-KSB; its quarterly reports on Forms 10-QSB; and any reports on Form 8-K. In addition, the company disclaims any obligation to update or correct any forward-looking statements in all the Company’s annual reports and SEC filings to reflect events or circumstances after the date hereof.

PART I

Item 1. Description of Business.

We are a development stage company, founded by our Chairman and Chief Executive Officer, Julianna Lu, in 2002 with the goal of becoming a leading manufacturer, marketer and distributor in the global natural medical and pharmaceutical industry. On April 3, 2002, we were incorporated under the laws of the State of Nevada under the name A E&E Pharma Corporation. On May 25, 2004, we changed our name to China Health Holding, Inc. Our common stock trades on the OTC Bulletin Board under the symbol “CHHH” since April 18, 2005.

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

•	VG-KING. A natural tonic for men's health, formulated specifically for the male genitor-urinary system.
•	VG-QUEEN. A natural product for women's health, formulated specifically for the female reproductive system.
•	VG-VITAL. This formula acts as a natural energy resource and anti-oxidant. This product also is marketed as an anti-fatigue and anti-aging agent and as a supplement to restore qii.
•	VG-CARDIOVASCULAR. Designed to improve the function of the cardiovascular system, thereby improving overall health.
•	VG-IMMUNE. Enhances the body's immune system.
•	VG-BRAIN & MEMORY. Designed to increase blood flow to the brain and cerebral system to enhance memory and cerebral functions.
•	VG-LIVER. Enhances liver function and protects it from damage from inflammation and oxidation.
•	VG-LUNG. Designed to assist the functioning of the upper respiratory tract and lungs. This product also is marketed to increase respiratory ventilation for athletes.
•
VG-LONGEVITY. A special formula for prolonging people's life by reducing the progress of aging. This product is designed to assist the body at multiple system levels, including the immune, nervous, cardiovascular and respiratory systems.

•	VG-PANCREAS HEALTH. A special formula designed to promote healthy blood glucose levels.
•	VG-HEALTH. A formula designed to help maintain a healthy immune system.
•	VG-PROSTATE HEALTH. Designed to help ensure a healthy prostate.
•	VG-WEIGHT CONTROL. Formulated to assist individuals with their weight loss goals.

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

•	VG-NRP (Nine Rare Pill). Formulated to enhance liver and kidney function and decrease lassitude in loin and knee.
•	VG-MP (Motherwort Pill with Ten Precious Ingredients). Designed to enhance the tonifying qii and blood, enhance female regeneration functions and enhance the body's energy and endurance levels.
•	VG-EPP (Decoction of Eight Precious Products for Refreshing). Designed to prevent restlessness.
•	VG-PFI (Pill of Four Immortals). Designed to enhance kidney functions.
•	VG-NWP (Nine-Wei Powder for Strengthening Yang). Primarily for men, this product is designed to nourish marrow and promote flow of kidney qii.
•	VG-FKB (Five Kernel Bolus). Moistens the intestines.
•	VG-LYZR (Bolus of Longyan Aril and Wild Jujube Seed). Enriches the blood, tranquilize the mind and tone the kidney.
•	VG-ZMGQ (Bolus of Sesame Seed and Wolfberry Fruit). Designed to invigorate the liver and kidney.
•	VG-HTZM (Bolus of Walnut and Sesame Seed). Designed to invigorate the liver, tone the kidney, promote healthy eyes and moisten the intestines.
•	VG-LZFL (Cake of Lotus Seed and Poria). Designed to strengthen the spleen.

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

Vitamin A Products

Product	Product Number	Slogan	Activity	Form
Beta-Carotene	TAB. 90033-U	Antioxidant	10,000IU	Tablets
Cod Liver Oil	SGL. 500062	A rich source of Omega 3 fatty acids	20min	SoftGels
Cod Liver Oil	SGL. 50060	A rich source of Omega 3 fatty acids	10min	SoftGels
Halibut Liver Oil	SGL. 500064	A rich source of Vitamins A & D	5000iu A 400iu D	SoftGels

Vitamin B Products

Product	Product Number	Slogan	Activity	Form
Folic Acid	TAB. 900021	An essential prenatal nutrient.	1mg	Tablets
Vitamin B6	TAB. 900027-U	Supports energy & stress relief	100mg	Tablets
Vitamin B12			250mcg	Tablets
Vitamin B Complex 50	TAB. 900041-C	Supports energy & stress relief	50mg	Tablets
Vitamin B-Complex 50 (TR)	TAB. 900015-C	Supports energy & stress relief	50mg	Tablets
B-Complex with 300mg Vitamin C (TR)	TAB. 90009-C	Supports energy & stress relief	multi	Tablets
Stress B-Complex with 600mg Vitamin C	TAB. 900013-C	Supports energy & stress relief. Anti-Homocysteine	multi	Tablets

Vitamin C Products

Product	Product Number	Slogan	Activity	Form
Vitamin C	TAB. 900035-C	Supports immune system. Antioxidant	250mg	Tablets
Vitamin C	TAB. 900029	Supports immune system. Antioxidant	500mg	Tablets
Vitamin C	TAB. 900047-C	Supports immune system. Antioxidant	1000mg	Tablets
Vitamin C Chewable Orange	TAB. 900017-U	Supports immune system. Antioxidant	250mg	Tablets
Vitamin C Chewable Orange	TAB. 900043-U	Supports immune system. Antioxidant	500mg	Tablets
Vitamin C (TR)	TAB. 900025-C	Supports immune health	500mg	Tablets
Vitamin C (TR)	TAB. 900019-C	Supports immune health	1000mg	Tablets
Vitamin C with Rosehips	TAB. 900039-C	Supports immune health	500mg	Tablets

Vitamin E Products

Product	Product Number	Slogan	Activity	Form
Vitamin E Natural Source	SGL. 500014	Nutritional support for heart health	400IU	SoftGels

Vitamin E Natural Source	SGL. 500056	Nutritional support for heart health	800IU	SoftGels
Vitamin E Synthetic	SGL. 50002	Nutritional support for heart health	400IU	SoftGels
Vitamin E Synthetic	SGL. 500058	Nutritional support for heart health	800IU	SoftGels

AntiOxidant Products

Product	Product Number	Slogan	Activity	Form
ACES Formula	N/A	Antioxidant	Multi	Tablets
CoEnzyme Q10	CAP. 800045	Nutritional support for heart health Antioxidant	30 mg	Capsules

Calcium Products

Product	Product Number	Slogan	Activity	Form
Calcium (Carbonate)	TAB. 900081-C	Promotes strong bones	1500mg	Tablets
Calcium (Carbonate) with Vitamin D	TAB. 900007-C	Promotes strong bones	1500mg	Tablets
Natural Source Calcium (Carbonate)	TAB. 900077-C	Promotes strong bones	500mg	Tablets
Natural Source Calcium (Carbonate) w/D	TAB. 9000003-C	Promotes strong bones	500mg	Tablets
Natural Source Calcium (Carbonate) w/D	TAB. 9000003-C	Promotes strong bones	500mg	Tablets
Natural Source Calcium (Carbonate) w/D	N/A	Promotes strong bones	250mg	Tablets
Calcium & Magnesium with Vitamin D	TAB. 900057-C	Promotes strong bones	333mg/166mg	Tablets
Calcium Citrate w/D	TAB. 900067-C	Promotes strong bones	300mg	Tablets
Vitamin D	TAB. 900105-U	Promotes strong bones	1000iu	Tablets
Vitamin D	TAB. 900103-U	Promotes strong bones	400iu	Tablets
Essential Fatty Acid Products

Product	Product Number	Slogan	Activity	Form
Evening Primrose Oil	SGL. 500026	A rich source of essential fatty acids	500mg	SoftGel
Evening Primrose Oil	SGL. 500028	A rich source of essential fatty acids	1000mg	SoftGel

Flaxseed Oil (Organic)	SGL. 500052	A rich source of essential fatty acids	1000 mg	SoftGel
Lecithin (Unbleached)	SGL. 500040	Support for mental function	1200mg	SoftGel
Omega 3-6-9	SGL. 500012	Nutritional support for heart health Essential Fatty acids	1200mg	SoftGel
Salmon Oil - Wild	SGL. 500054	Nutritional support for heart health Essential Fatty acids	1000mg	SoftGel

Herbal Products

Product	Product Number	Slogan	Activity	Form
Cranberry Extract 18:1	CAP. 800041	Nutritional support for the urinary tract	100mg	Capsules
Devil's Claw	CAP. 800037	Herbal support for joint health	500mg	Capsules
Echinacea (Purpurea Herb/Angustifolia Herb & Root)	CAP. 800029	Herbal support for the immune system	400mg	Capsules
Echinacea Extract 4%	CAP. 800029	Herbal support for the immune system	400mg	Capsules
Feverfew Extract 0.5%	CAP. 800051	Herbal support for migraine headaches	125mg	Capsules
Garlic Oil (Odour Free)	SGL. 500048	Supports immune health	500mg	SoftGels
Garlic Pure / Allicin-Rich	CAP. 800055	Herbal support for health, vitality & immunity	500mg	Capsules
Ginkgo Biloba 24/6	CAP. 800033	Herbal support for mental alertness	60mg	Capsules
Ginseng (Panax) Root	CAP. 800047	Herbal support for energy & vitality	100mg	Capsules
Grape Seed Extract (MegaNatural Gold TM)	CAP. 800035	A rich source of antioxidants	50mg	Capsules
Milk Thistle Extract 80%	CAP. 800043	Herbal support for liver health	150mg	Capsules
Saw Palmetto	SGL. 500050	Herbal support to promote prostate health	160mg	SoftGels
St John's Wort Extract 0.3%	CAP. 800031	Herbal support to promote relaxation	300mg	Capsules

Joint Support Products

Product	Product Number	Slogan	Activity	Form
Glucosamine Sulfate (Sodium Free)	CAP. 800017	Nutritional building blocks for joint health	500mg	Capsules
Glucosamine Sulfate (Sodium Free)	CAP. 800017	Nutritional building blocks for joint health	500mg	Capsules
Glucosamine Sulfate (Sodium Free)	N/A	Nutritional building blocks for joint health	1000mg	Capsules
Glucosamine (Sodium Free) & Chondroitin Sulfate	CAP. 800039	Nutritional building blocks for joint health	450mg	Capsules

Glucosamine (Sodium Free) & Chondroitin Sulfate	CAP. 800115	Nutritional building blocks for joint health	900mg	Capsules
Glucosamine (Sodium Free) & Chondroitin Sulfate	CAP. 800115	Nutritional building blocks for joint health	900mg	Capsules
Glucosamine Sulfate (Sodium Free) & OptiMSMTM	CAP. 800053	Nutritional building blocks for joint health	900mg	Capsules
OptiMSMTM methyl sulfonyl methane	CAP. 800049	Nutritional support for joint health	500mg	Capsules
OptiMSMTM methyl sulfonyl methane	CAP. 800005	Nutritional support for joint health	1000mg	Capsules
Shark Cartilage	CAP. 800057	Nutritional building blocks for joint health	750mg	Capsules

Mineral Products

Product	Product Number	Slogan	Activity	Form
Iron (Ferrous gluconate)	TAB. 900055-C	Nutritional support for the prevention of anemia	300mg	Tablets
Iron (Ferrous sulphate)	TAB. 900093-C	Nutritional support for the prevention of anemia	300mg	Tablets
Zinc (Gluconate)	TAB. 900037-C	Supports immune health	50mg	Tablets

Multi Vitamin/Mineral Products

Product	Product Number	Slogan	Activity	Form
Children's Complete Chewable Multiple Vitamins & Minerals	TAB. 90005-U	Provides daily nutritional support	multi	Tablets
Multiple Vitamins	TAB. 900031-C	Provides daily nutritional support	multi	Tablets
Multiple Vitamins plus Iron	TAB. 900023-C	Provides daily nutritional support	multi	Tablets
Mulit Vitamin & Mineral	TAB. 900091-C	Provides daily nutritional support	multi	Tablets
Multiple Vitamins & Minerals 50 + w/Lutien	TAB. 900109-C	Provides daily nutritional support	multi	Tablets
Multivitamin Forte w/Lutein (25 Multiple Vitamins & Minerals)	TAB. 900113-C	Provides daily nutritional support	multi	Tablets
Prenatal Vitamin	TAB. 900089-C	Provides daily nutritional support	multi	Tablets

Other Products

Product	Product Number	Slogan	Activity	Form
Phasoelamine			500 mg	Tablets
Phasoelamine			500 mg	Tablets

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

(2) China Health World Trade Corporation

China Health World Trade Corporation will support us in the area of worldwide branding, marketing and distribution of our unique natural medicinal products produced by us. This will involve multi-media marketing and multi-channel distribution to global customers and markets in order to:

•	Build and maintain worldwide brand recognition of our products;

•	Establish global market penetration utilizing global infrastructure, distribution and sales channels worldwide; and

•	Employ uniform market strategy to create worldwide market recognition of our brands.

Manufacturing

We have entered into agreements with two manufacturers, Canadian Phytopharmaceuticals Corp. ("Canadian Phyto") and GFR Pharma Ltd., (“GFR Pharma”) which will produce all of our requirements for our three product lines. Canadian Phyto will process the raw materials that go into our product lines. GFR Pharma will handle the packaging of the final products for all of our product lines. Eventually we hope to establish our own manufacturing facility in British Columbia, Canada. Once we are able to manufacture our own products, we will be able to more efficiently control our costs and quality and better protect our trade secrets.

Canadian Phytopharmaceuticals Corp. Manufacturing Agreement. On December 18, 2005, our wholly owned subsidiary, China Health World Trade Corporation entered into a Manufacturing Agreement with Canadian Phyto, a British Columbia manufacturing company. This Agreement replaced the agreement dated February 9, 2004 which was entered into between us and Canadian Phyto with the same terms and conditions. Canadian Phyto uses computerized HP1100 High Performance Liquid Chromatography instruments, to produce consistency in the products it manufactures. Canadian Phyto will procure components, materials, equipment and other supplies, and manufacture, assemble and test products pursuant to detailed written specifications which are provided by us and accepted by Canadian Phyto. Canadian Phyto is required to keep restricted all confidential terms, exclusive rights, patents, trade secrets and other intellectual property which we provide to Canadian Phyto. The Manufacturing Agreement with Canadian Phyto does not contain any exclusivity provisions.

Canadian Phyto has agreed to set the price for products to be manufactured from time to time through blanket purchase orders issued by us and accepted by Canadian Phyto. Until the purchase price for manufactured products has been paid to Canadian Phyto, Canadian Phyto will retain a security interest in the products that have been delivered to us and any proceeds therefrom. The Manufacturing Agreement with Canadian Phyto may be terminated by either party for any reason, but if terminated by Canadian Phyto we must be provided at least 120 days prior written notice. If we are notified promptly in writing and given sole control of the defense and all related settlement negotiations, we must defend Canadian Phyto from any claim or action and must indemnify Canadian Phyto from any loss, damage or injury, including death, which arises from any alleged defect of any of our products.

 GFR Pharma Ltd. Manufacturing Agreement. On April 8, 2004, we entered into a Manufacturing Agreement with GFR Pharma Ltd., a British Columbia company. GFR Pharma is a full service private label, Canadian Good Manufacturing Process (GBP) facility that specializes in producing over-the-counter products and natural source products. GFR Pharma provides formulating, blending, packaging, product testing, technical support, market research, label design and regulatory information support to its customers. GFR Pharma manufactures and supplies products through its GFR Private Label Program to a variety of customers similar to products that GFR Pharma will supply to us. Any formulas owned by us for products manufactured by GFR Pharma will remain our exclusive property. Further, neither party may, without the prior consent of the other party, directly or indirectly, disclose any confidential or proprietary information or intellectual property relating to the business affairs of the other party, including but not limited to our formulas and GFR Pharma's formulas. The Manufacturing Agreement with GFR Pharma does not contain any exclusivity provisions.

The term of this Manufacturing Agreement is for five years, with an option of both parties to renew for another five years upon written notice given at least ninety days before expiration of the term. GFR Pharma has agreed to manufacture certain products for our three products lines at prices to be agreed upon from time to time in the future. If the parties are not able to agree on prices and minimum order amounts for a particular product, then we have the right to have the product manufactured by another company. The manufacturing time may vary for each product from one to ten weeks, depending on the type of product and the quantity ordered. We are responsible for any damages, directly or indirectly related to: (a) all formulas which we own; (b) the design, content, description, ingredient listing and layout of all labels supplied by China Health Holding; (c) any patent violations where the product formulation was provided by us; and (d) any breach of the Manufacturing Agreement. GFR Pharma warrants that the products manufactured by it will meet our specifications. In addition, GFR Pharma is responsible for any damages, directly or indirectly related to: (a) contamination of ingredients in any products manufactured by GFR Pharma beyond that permitted by applicable laws; (b) all formulas owned by GFR Pharma; (c) non-compliance with any laws, ordinances, regulations or requirements of any federal, provincial, municipal or other authority in the manufacture of products by GFR Pharma; (d) incorrect labeling of ingredients contained in the products; (e) violation of any patents in relation to products where the formulation was created by GFR Pharma; and (f) any breach of the Manufacturing Agreement. Each party is required to maintain comprehensive bodily injury, property damage and product liability insurance applying to their respective operations and any of their employees or agents for an amount of not less than $2,000,000 per occurrence or such higher amount that the other party reasonably requires, with a deductible of no more than $5,000, during the term of the Manufacturing Agreement.

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

According to Health Strategy Consulting LLC (“HSC”), the global nutrition market exceeded $170 billion in 2003. Of the global nutrition market, the dietary supplements and natural remedies represented approximately $60.1 billion, or 35% of retail sales during 2003. Within the U.S., vitamins/multi-vitamins accounted for the largest piece of the market, 33%, or $6.14 billion in 2002. The second largest segment, herbals/botanicals, accounted for 23% of the US market in 2002 at $4.2 billion.

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

US Dietary Supplements Markets (in millions) Consumer Sales, All Channels
Category	2000	2001	2002	CAGR 1997 - 2002	Projected Growth 2002 - 2005
Vitamins	5,970	6,020	6,140	3%	1-3%
Multi-Vitamins	3,100	3,190	3,254	4%	2-4%
Herbals/ Botanicals	4,120	4,180	4,260	4%	1-2%
Sports Nutrition	1,590	1,730	1,851	9%	6-9%
Minerals	1,350	1,390	1,460	7%	4-6%
zeal Supplements	2,070	2,310	2,472	8%	6-9%
Specialty / Other	1,940	2,130	2,300	15%	6-10%
Total	17,040	17,760	18,482	6%	3-5%

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

Global Marketing and Sales Strategy

Our management recognizes that different markets offer different opportunities for growth in sales. The following are marketing and sales initiatives that we intend to implement to market our products:

1.  Global E-Commerce Infrastructure - We intend to target customers through our e-commerce website. We intend to be able to offer our neutraceutical and pharmaceutical product lines on our e-commerce website in approximately six to twelve months. We are currently working to establish and enhance our website to be capable of handling retail transactions with multiple payment forms (i.e., credit card, check and alternative payment systems), in multiple currencies and in multiple languages. The E-Commerce Infrastructure will offer complete online selling features which are fully integrated with our global IT infrastructure that balances flexibility. Our website will offer both functionality and integration with global customers and trading partners.

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

We believe that our E-Commerce Infrastructure addresses pressures to improve employee effectiveness and lower the total cost of ownership and increase productivity, increase customers services and satisfaction and improve employee satisfaction. In addition, we believe that our e-commerce infrastructure is the comprehensive way for us to market, distribute and commercialize our natural medicinal herbal product lines to the global markets and audiences. We believe that the site will allow us to reach consumers globally, effectively and efficiently, while we continue the development of our global retail and franchise infrastructures. We believe that E-Commerce has been proven to be a cost-effective way to reach large consumers audiences, and we plan to commence an aggressive global marketing and distribution and commercialization program once our site is operational. Our e-commerce strategy represents one of the important parts of our goal of becoming a leading global provider of neutraceutical and pharmaceutical products.

2.  Global Retail and Wholesale Distribution - We believe that one of the fastest ways to penetrate the neutraceuticals market is to secure distribution through an established system of retailers in order to take advantage of their current client base. We are in negotiation with several distribution companies with a view to distributing our products.

3.  Global Retail and Franchise Infrastructure and Storefronts - We intend to develop a proprietary enhanced Global Retail and Franchise IT Software Infrastructure and System to support the launch of our intended global retail and franchising operations. The System is expected to be fully operational within six (6) to twenty-four (24) months.

The new Global Retail Infrastructure, known as “FUSION” will offer a fully integrated global retail solution. Its integration platform will take the uncertainty out of customer and inventory management, enabling our employees to perform global customer maintenance, process account payments and view a customer’s sales history right at the register to gain valuable insight into our customer’s purchasing habits, loyalty, and spending history to enhance our Global Customer Relationship Management (CRM).

The Global Retail IT Infrastructure will have the comprehensive ability to provide and accommodate us with customer support for a single register at one location to a multi-register, multi-global retail chain of stores infrastructure. It will also offer us the comprehensive ability to offer integration, global pricing management, integrated global remote communication capability between stores, global multi-currency cash management and global shipping management.

We intend to leverage our planned global fusion retail solution to develop and expand throughout our global enterprise with strategic inventory control, efficient operations, streamlined communications and the overall management of our global retail and franchise business. Our planned new Global Retail and Franchise Infrastructure and System will enable us to support rapid global growth and allow us to have inventory management and CRM tools which will provide us with the competitive advantage to create efficiencies as we expand throughout North American and internationally.

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
On January 12, 2007, we entered into a binding Memorandum of Understanding with Beijing Jifatang Chinese Medicine Research Institute ("BJCMRI") and Beijing Jifatang Chinese Medicine Research & Development Institution ("BJCMRDI") for establishing a strategic partnership, collaboration and alliances for further research, development, manufacture and commercialization of new innovative pharmaceutical drugs for the treatment of diseases and conditions related to cancers, diabetes, cardiovascular disease, cerebral diseases and neurological disorders. The MOU provides that BJCMRI and BJCMRDI will grant to the Company first refusal rights and exclusive rights to acquire all rights to any new drugs and to any intellectual properties which BJCMRI and BJCMRDI may develop for a term of 10 years. As consideration for granting us such first refusal and exclusive rights, we agreed to issue an aggregate of 200,000 restricted shares of its common stock to BJCMRI and BJCMRDI. The MOU contemplates that the parties will enter into acquisition agreements for our acquisition of any rights to any new drugs developed by BJCMRI and BJCMRDI during the term of the MOU. The acquisition agreements will provide for such terms as the parties may agree and will be subject to our completion of satisfactory due diligence.

Intellectual Property

We own the rights to the 134 100% natural herbal medicinal products that comprise our King of Herbs and Taoist Medicine product lines.

Recent Developments

Acquisition Definitive Agreement with Beijing Boran Pharmaceuticals Co. Ltd.

On January 19, 2007, we entered into an Acquisition Definitive Agreement with Beijing Boran Pharmaceuticals Co. Ltd. pursuant to which we will acquire 65% of the total issued and outstanding shares of Beijing Boran. In exchange for the shares of Beijin Boran we agreed to pay a consideration of USD $3,000,000. The consideration was determined based upon a total revenue of 32,000,000 RMB (approximately USD$4,118,000) and assets of 58,511,000 RMB (approximately USD$7,530,000) for the year ended December 31, 2006 and revenue of $30,000,000 RMB (approximately USD$3,861,000 for the year ended December 31, 2005. The consideration shall be paid at the closing with USD$800,000 retained by us in the event that upon the completion of audited financial statements of Bejing Boran, the revenue target of Beijing Boran is not met. The consideration shall be reduced as agreed upon by the parties. The Agreement contemplates that the transaction will be completed at a closing to be held on the first business day after the closing conditions are met or waived, or on a date agreed upon by the parties. The closing conditions include, but are not limited to: (i) the satisfactory completion by each party of a review of the business operations, finances, assets and liabilities of each party, (ii) delivery of such certificates and closing documents as each party's counsel may request, (iii) the approval of 65% shareholders of Beijing Boran and (iv) for Beijing Boran has granted the Company exclusive first refusal rights until the closing date of the transaction.

Beijing Boran was established in 2002 as a private pharmaceutical company in Beijing, PR China under Chinese Government Laws and Regulations. Beijing Boran engages in the businesses of developing, manufacturing and marketing various herbal-based pharmaceuticals drugs. Currently Beijing Boran has approximately260 employees. Beijing Boran owns China-SFDA certified GMP pharmaceutical drug manufacturing facilities, and a total of thirty-one (31) China -SFDA certifiedherbal-based pharmaceutical drugs. Beijing Boran owns two patents that were approved by PR China Government as Patents No.: CN1660403 and CN1833675A.Beijing Boran owns 24,726 square meters lands in Beijing PR China. It also owns buildings occupying an additional 10,950 square meters. Beijing Boran also has12 new pharmaceutical drugs which are being processed for further China -SFDA approval as new pharmaceutical drugs and has a pending patent application.

Memorandum of Understanding with Beijing Jifatang Chinese Medicine Research Institute and Beijing Jifatang Chinese Medicine Research & Development Institution

On January 12, 2007, we entered into a binding Memorandum of Understanding with Beijing Jifatang Chinese Medicine Research Institute ("BJCMRI") and Beijing Jifatang Chinese Medicine Research & Development Institution ("BJCMRDI") for establishing the strategic partnership, collaboration and alliances for further research, development, manufacture and commercialization of new innovative pharmaceutical drugs for the treatment of diseases and conditions related to cancers, diabetes, cardiovascular disease, cerebral diseases and neurological disorders. The MOU provides that BJCMRI and BJCMRDI will grant to the Company first refusal rights and exclusive rights to acquire all rights to any new drugs and to any intellectual properties which BJCMRI and BJCMRDI may develop for a term of 10 years. As consideration for granting to us such first refusal and exclusive rights, we agreed to issue an aggregate of 200,000 restricted shares of its common stock to BJCMRI and BJCMRDI.

The MOU contemplates that the parties will enter into acquisition agreements our acquisition of any rights to any new drugs developed by BJCMRI and BJCMRDI during the term of the MOU. The acquisition agreements will provide for such terms as the parties may agree and will be subject to our completion of satisfactory due diligence.

Acquisition Definitive Agreement with Xi'An Meichen Pharmaceutical Co. Ltd.

On January 1, 2007, we executed an Acquisition Definitive Agreement with Xi'An Meichen Pharmaceutical Co. Ltd. to acquire all of the assets of Xi'An Meichen. Pursuant to the Agreement, the Company has agreed to acquire from Xi'An Meichen its pharmaceutical manufacturing facilities which are certified by the China State Food and Drug Administration, a total of 43 China- SFDA certified pharmaceutical drugs, and a total of 25 MU lands, which is approximately 16,000 square meters. In consideration for the Assets, we have agreed to issue 20,000,000 shares of restricted common stock and pay $12,000,000 RMB (USD $1,535,313) to Xi'An Meichen. The Agreement contemplates that the transaction will be completed at a closing to be held on the first business day after the closing conditions are met or waived, or on a date agreed upon by the parties. The closing conditions include, but are not limited to: (i) the satisfactory completion by each party of a review of the business operations, finances, assets and liabilities of the other party, (ii) delivery of such certificates and closing documents as each party's counsel may request, and (iii) the approval of all of the shareholders of Xi'An Meichen.

Xi'An Meichen based in Shaanxi Province, PR China, is a drug manufacturer, developer and distributor with good manufacturing practices (GMP) certification from the China State Food and Drug Administration (China-SFDA). It manufactures and distributes a total of 43 China-SFDA certified herbal-based drugs and chemical-based drugs to China-SFDA Licensed Hospitals and drugstores across Shaanxi province and the People's Republic of China.

Letter of Intent with with BeiJing Boran Pharmaceutical Co., Ld.

On October 11, 2006, we executed a Letter of Intent with BeiJing Boran Pharmaceutical Co., Ld. ("BeiJing Boran") for the proposed acquisition by of 51% or more of BeiJing Boran. Pursuant to the letter of intent, both parties have expressed their intent and support for the cooperation and accomplishment of our acquisition of BeiJing Boran. Further, BeiJing Boran has agreed to offer us first refusal rights and legal exclusive rights for the acquisition of 51% or more of BeiJing Boran within nine months from the date of the Letter of Intent. BeiJing Boran has agreed to provide us with all necessary documentation and audited financial statements within 60 days, to enable us to commence our due diligence. The completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement, as well as to the completion of full legal and financial due diligence.

Acquisition Agreement with Henan Furen Huaiqingtang Pharmaceuticals Co. Ltd.

On August 7, 2006 we entered into a Definitive Acquisition Agreement with Henan Furen Huaiqingtang Pharmaceuticals Co. Ltd. ("Henan Furen Co.") and Henan Furen Pharmaceutical Group Co. Ltd. and the shareholders of Henan Furen Co. Pursuant to the Agreement, we have agreed to acquire and the Sellers have agreed to sell, 60% of the outstanding stock of Henan Furen Co. at an aggregate purchase price of $95,000,000 (RMB) a portion of which shall be paid on or before the closing of the Agreement and a portion to be paid three months after the Closing, upon the satisfaction of certain conditions.

The parties have agreed to use their best efforts to complete the transactions contemplated by the Agreement within 60 business days from the execution of the Agreement. Prior to closing, however, all closing conditions, including, but not limited to, the completion of satisfactory legal and financial due diligence, as well as the delivery of stock certificates to us evidencing the ownership of the Sellers of the shares of Henan Furen Co. must be satisfied. The parties have further agreed to take all actions necessary to amend the Agreement to reflect their final agreement of the material terms.

Henan Furen Co. is a China FDA certified GMP standards pharmaceutical drug manufacturer based in Zhengzhou PR China. Henan Furen Co. which has a total list of forty-six China-FDA certified pharmaceutical drugs that are distributed to China-FDA Licensed Hospitals and drugs stores across Henan province and across PR China.

Letter of Intent with Furen Pharmaceuticals Group Co., Ltd.

On June 22, 2006, we entered into a Letter of Intent with Furen Pharmaceuticals Group Co., Ltd. for the proposed acquisition by the Company of 51% or more of Henan Furen Huaiqingtang Pharmaceuticals Co. Ltd., the wholly owned subsidiary of Furen Pharmaceuticals Group Co., Ltd. Pursuant to the letter of intent, both parties have expressed their intent and support for the cooperation and accomplishment of the acquisition of Henan Furen Huaiqingtang Pharmaceuticals Co. Ltd., by the Company. Further, Furen Pharmaceuticals Group Co., Ltd. has agreed to offer the Company first refusal rights and legal exclusive rights for the acquisition of 51% or more of Henan Furen Huaiqingtang Pharmaceuticals Co. Ltd. within nine months from the date of the Letter of Intent. Furen Pharmaceuticals Group Co., Ltd. has agreed to provide us with all necessary documentation and audited financial statements for us to commence our due diligence review. The completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement, as well as to the completion of full legal and financial due diligence, including the determination of the valuation of Henan Furen Huaiqingtang Pharmaceuticals Co. Ltd.

Letter of Intent with Henan Tiankang Pharmaceuticals Ltd.

On April 16, 2006, we entered into a Letter of Intent with Henan Tiankang Pharmaceuticals Ltd. for the proposed acquisition by the Company of 51% or more of Henan Tiankang Pharmaceuticals Ltd. Pursuant to the letter of intent, both parties have expressed their intent and support for the cooperation and accomplishment of the acquisition and merger of Henan Tiankang Pharmaceuticals Ltd. by the Company. Further, Henan Tiankang Pharmaceuticals Ltd. has agreed to offer the Company with first refusal rights and legal exclusive rights for further acquisition of 51% or more of Henan Tiankang Pharmaceuticals Ltd. in the next 9 months from the date of the signed Letter of Intent. The completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement, as well as to the completion of full legal and financial due diligence, including the determination of the valuation of Henan Tiankang Pharmaceuticals Ltd., and the completion and delivery of audited financial statements of Henan Tiankang Pharmaceuticals Ltd.

Henan Tiankang Pharmaceuticals Ltd., which was established under the laws of the Peoples Republic of China and is based in Henan, China, is a pharmaceutical manufacturer and research and development company that has been GMP certified (in 2004) by the Peoples Republic of China State Drug Administrative Department. Henan Tiankang Pharmaceuticals Ltd. was established in 2002 following the restructuring of Henan XinYuan Pharmaceuticals, which had 40 years of operating history and accomplishments in the Peoples Republic of China. Henan Tiankang Pharmaceuticals Ltd. also acquired Henen XinLuei Pharmaceuticals (formerly known as Henan Guishanshencao Pharmaceuticals) in 2005.

Letter of Intent with Shaanxi WanAn Pharmaceutical Co. Ltd.

On February 19, 2006, we entered into a Letter of Intent, effective as of February 28, 2006, with Shaanxi WanAn Pharmaceutical Co. Ltd. for the proposed acquisition by us of 51% or more of Shaanxi WanAn Pharmaceutical Co. Ltd. Pursuant to the letter of intent, Shaanxi WanAn Pharmaceutical Co. Ltd. has agreed to offer us first refusal rights and legal exclusive rights for the further acquisition of 51% or more Shaanxi WanAn Pharmaceutical Co. Ltd. in the next 12 months. The completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement, as well as to the completion of full legal and financial due diligence, including the determination of the valuation of Shaanxi WanAn Pharmaceutical Co. Ltd., and the completion and delivery of audited financial statements of Shaanxi WanAn Pharmaceutical Co. Ltd. Shaanxi Wanan Pharmaceutical Co., is a P.R. China State Drug Administrative Certified ISO13485 (1996) and ISO9001 (2000) pharmaceutical manufacturer and research & development company, based in Xian, Shaanxi, China.

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

Pursuant to the Letter of Intent, the parties agreed to pursue the co-development of the China International University of Traditional Chinese Medicine and the University Hospital for Traditional Chinese Medical Sciences on a worldwide basis during the five year period following execution of the Letter of Intent. Further, WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences have agreed to provide us with full intellectual and scientific and medical and technical support for further development of the Project, while we agreed to be responsible for further investment capital and business development for the Project.

Definitive Acquisition Agreement with Shaanxi Meichen Pharmaceuticals Co. Ltd

On September 3 and September 7, 2006, we executed a Definitive Acquisition Agreement with Shaanxi Meichen Pharmaceuticals Co. Ltd ("SMCP"), Ms. Chen Meiying, President/CEO, and the shareholders of SMCP. Pursuant to the Agreement, we have agreed to acquire and the Sellers have agreed to sell, 100% of the issued and outstanding stock of SMCP at an aggregate purchase price of $24,800,000 (RMB). The purchase price is payable as follows: (i) 80% of the purchase price payable in shares of our common stock, based on the average closing price of our common stock, as reported on the OTCBB for the five (5) day period prior to the closing date of the acquisition transaction; and (ii) 20% of the purchase price payable in cash within 30 days after the closing of the transaction.

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

Shannxi Meichen Pharmaceuticals, Ltd. is certified as a GMP Pharmaceutical Manufacturer by the Peoples Republic of China State Drug Administrative Agency. Shannxi Meichen Pharmaceuticals, Ltd. produces 69 different categories of pharmaceutical products, including, large capacity injection tablet, hard gelatin capsule, soft capsule, palletized granule for electric motor, tincture and eye drops and owns approximately 25 pharmaceutical drugs/products from the Peoples Republic of China State Drug Administrative Agency. Shannxi Meichen Pharmaceuticals Ltd. has been awarded the title of Good Product at the Municipal Level, Good Product and Famous Brand Product at Municipal Level in the PR of China. In addition, its large volume injection and small volume injection products have been awarded the GMP certificate by the Peoples Republic of China State Drug Administrative Agency. Shannxi Meichen Pharmaceuticals Ltd. is the surviving entity from the restructuring of Shannxi Meichen Bioscientific, Stock Co. Ltd. and Xianang Third Pharmaceutical Factory in January 2003.

The Company had previously entered into a Letter of Intent with Xi'an Chunhui Pharmaceuticals Co. Ltd. but has determined not to proceed with this acquisition.

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

Employees

We currently employ four full time employees and thirty part-time employee/consultants. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

Item 2. Description of Property.

On October 20, 2004, we signed a lease for office space at 666 Burrard St., Suite 600, Park Place, Vancouver, British Columbia, Canada V6C 2X8. This lease begins January 1, 2005 and is for a term of 12 months, with automatic renewals for subsequent twelve-month terms unless a notice of termination is delivered in writing by either party ninety days prior to the anniversary date of the termination date of the lease agreement. The monthly rent for the first 12-month term of the lease is $1,200 per month. Effective January 2007, the monthly rent was increased to $2,000. Rent for subsequent terms will be at market rates.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Commencing April 18, 2005, our common stock trades on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “CHHH.” The aggregate market value of the voting and non-voting common equity held by our non-affiliates, based upon the average bid and asked price of such common equity on March 30, 2007 as reported by the OTCBB, was approximately $789,545.55. This number excludes shares of common stock held by each officer and director of our Company and by each person who owns 5% or more of the outstanding common stock, as these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

2005	High	Low
First Quarter ended March 31, 2005	n/a	n/a
Second Quarter ended June 30, 2005	n/a	n/a
Third Quarter ended September 30, 2005	$1.80	$0.26
Fourth Quarter ended December 31, 2005	0.495	0.13

2006	High	Low
First Quarter ended March 31, 2006	$0.252	0.10
Second Quarter ended June 30, 2006	0.15	0.08
Third Quarter ended September 30, 2006	0.11	0.04
Fourth Quarter ended December 31, 2006	0.59	0.03

2007
First Quarter (1)	0.18	0.043

(1) As of March 30, 2006

Holders

As of March 30, 2007, there were 128,832,060 shares of our common stock issued and outstanding and 1,250,000 shares of Series “A” Preferred Stock outstanding. There are approximately 147 stockholders of record of our common stock and 1 holder of our Series “A” Preferred Stock.

As of December 31, 2006, 6414,310 shares of our common stock were subject to outstanding options to purchase our common stock, 22,100,000 shares of our common stock were subject to outstanding warrants to purchase our common stock and 1,250,000 shares of our preferred stock are subject to outstanding warrants to purchase our preferred stock.

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

On February 21, 2006, we filed a Certificate of Designation, Powers Preferences and Rights of Series “A” Preferred Stock with the state of Nevada, which was amended on June 19, 2006 which authorizes the issuance of up to 2,500,000 shares of Series “A” Preferred Stock, par value $0.001 per share. The Series A Preferred Stock has a stated value of $0.15 and a liquidation preference over our common stock and any other class or series of capital stock whose terms expressly provide that the holders of Series A Preferred Stock should receive preferential payment. Holders of Series A Preferred Stock are entitled to vote on all matters submitted to our shareholders of and are entitled to two votes for each share of Series A Preferred Stock owned. Holders of shares of Series “A” Preferred Stock vote together with the holders of common stock on all matters and do not vote as a separate class.

Beginning two years from the date of issuance of the Series A Preferred Stock, each one share of Series A Preferred Stock is convertible, at the option of the holder, into two shares of our common stock. However, holders cannot convert any share of Series A Preferred Stock if the market price of our common stock is below $1.00 per share. Notwithstanding the limitation on any conversions of the Series A Preferred Stock when our Common Stock is below $1.00 per share, if prior to two years from the date of issuance, there is a sale or other disposition of all or substantially all of our assets, a transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of, or upon a consolidation, merger or other business combination where we are not the survivor, then immediately prior to such event each holder of Series A Preferred Stock may convert any or all of such holder's shares of Series A Preferred Stock into common stock as described above. The Certificate of Designation also provides that the holders of Series A Preferred Stock shall be entitled to any distribution by us of our assets, which would have been payable to the holders of the Series A Preferred Stock with respect to the shares of Common Stock issuable upon conversion had such holders been the holders of such shares of Common Stock on the record date for the determination of shareholders entitled to such distribution. To date there are 1,250,000 shares of Series “A” Preferred Stock outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	-0-

Our Board of Directors adopted the China Health Holding, Inc. 2005 Incentive Stock Plan (the “Plan”). We filed with the SEC, a registration statement on Form S-8 Registration Statement, as amended to register up to 9,000,000 shares of Common Stock underlying options issuable pursuant to the Stock Plan. To date no options have been issued pursuant to the Plan.

Description of the China Health Holding, Inc. 2005 Incentive Stock Plan, as amended

The 2005 Incentive Stock Plan has reserved 9,000,000 shares of common Stock for issuance. Under the 2005 Incentive Stock Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded.

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

Recent Sales of Unregistered Securities

We sold the following equity securities during the period from October 1, 2006 through December 31, 2006 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On October 4, 2006, we issued an aggregate of 4,690,000 shares of our common stock as follows:
(A)	250,000 shares of common stock to KPMG in consideration for consulting services;
(B)	100,000 shares of common stock to Kjeld Werbes in consideration for consulting services;
(C)	150,000 shares of common stock to Junshan Ding in consideration for consulting services;
(D)	600,000 shares of common stock to Julianna Lu in consideration for management services;
(E)	15,000 shares of common stock to Garth Evans in consideration for consulting services;
(F)	600,000 shares of common stock to Dick Wu in consideration for reimbursement of auto expenses;
(G)	125,000 shares of common stock to DeCotiis Group International in consideration for consulting services;
(H)	150,000 shares of common stock to Darroll Roberts in consideration for consulting services;
(I)	2,325,000 shares of common stock to Dahong Li in consideration for management services;
(J)	100,000 shares of common stock to the Canadian Red Cross Association;
(K)	125,000 shares of common stock to Barrington Financial Inc. in consideration for consulting services; and
(L)	150,000 shares of common stock to Xiao Fei Yu in consideration for management services.

On October 4, 2006 we issued warrants to purchase shares of our common stock as follows:
(A)	warrants to purchase 250,000 shares of our common stock to Kenneth Van Boeyen which warrants are exercisable at a price of $0.20 and expire on September 18, 2008;
(B)	warrants to purchase 500,000 shares of common stock to Barrington Financial Inc. which warrants are exercisable at a price of $0.20 and expire on September 18, 2008;
(C)	warrants to purchase 1,000,000 shares of common stock to Dahong Li which warrants are exercisable at a price of $0.20 and expire on September 18, 2008;
(D)	warrants to purchase 400,000 shares of common stock to Xia Fei Yu which warrants are exercisable at a price of $0.20 and expire on September 18, 20011;
(E)	warrants to purchase 1,500,000 shares of common stock to Julianna Lu which warrants are exercisable at a price of $0.20 and expire on September 18, 20011;
(F)	warrants to purchase 6,000,000 shares of common stock to Nick DeCotiis which warrants are exercisable at a price of $0.20 and expire on December 23, 2007;
(G)	warrants to purchase 10,000,000 shares of common stock to Julianna Lu which warrants are exercisable at a price of $0.10 and expire on October 12, 2011; and
(H)	warrants to purchase 10,000,000 shares of common stock to Julianna Lu which warrants are exercisable at a price of $0.20 and expire on October 12, 2016.

On October 24, 2006 we issued an aggregate of 13,450,000 shares of our common stock as follows:
(A)	10,000,000 shares of common stock to Julianna Lu as consideration for conversion of debt in the aggregate of $300,000;
(B)	3,000,000 shares of common stock to Investor Relations International in consideration for investor relation services;
(C)	200,000 shares of common stock to Tom English in consideration for consulting services;
(D)	200,000 shares of common stock to Xia Fei Yu as consideration for management services; and
(E)	50,000 shares of common stock to Adam Cottle in consideration for consulting services.

On November 29, 2006 we issued an aggregate of 3,150,000 shares of our common stock as follows:
(A)	200,000 shares of common stock to Sung Fan in consideration for consulting services;
(B)	500,000 shares of common stock to Charles Fu in consideration for legal services;
(C)	700,000 shares of common stock to Dahong Li in consideration for consulting services;
(D)	100,000 shares of common stock to Wei Xu in consideration for consulting services;
(E)	1,500,000 shares of common stock to Julianna Lu in consideration for management services; and
(F)	150,000 shares of common stock to Junshan Ding in consideration for consulting services

On December 20, 2006 we issued an aggregate of 2,450,000 shares of our common stock as follows:
(A)	2,000,000 shares of common stock to Richard Friedman in consideration for legal services;
(B)	150,000 shares of common stock to Michael Ference in consideration for legal services; and
(C)	300,000 shares of common stock to Ludlow China Fund, Inc. in consideration for services in connection with the Company’s listing on Ludlow Small CAP China Index and research reports.

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

Background

China Health Holding, Inc. is a development stage business that was formed in 2002 for the purpose of manufacturing, marketing and distributing proprietary natural medicinal products. We have had nominal revenues since our inception. We plan on developing a Taoist Medicine product line and a Vitamins and Supplements product line over the next twelve months. All of the products for the three product lines are fully developed and we expect to launch the Taoist Medicine and Vitamins and Supplements product lines within the next twelve months. All of our manufacturing will be outsourced to third parties. We plan to generate revenues by sales of our herbal supplement products
(1) through a website that is currently under construction, (2) through retail and wholesale distributors, and (3) through the establishment of retail stores in major cities in North America. While all of our current operations and sales are in Canada, we anticipate expanding our sales into the United States over the next six to twelve months and, thereafter, into regions of Europe and Asia.

Operations Plans

Our goal is to launch our King of Herbs and Taoist Medicinal product lines and our Vitamins and Supplement product line over the next six to twelve months, provided that we are successful in raising at least $5 million of financing during the next three to six months. However, there can be no assurance that we will be able to obtain financing in sufficient amounts or on acceptable terms, which could adversely affect our operating results and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in significant dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

All of the products for our three product lines are fully developed. We currently outsource our manufacturing to third parties. We anticipate that we will generate revenues from sales of our herbal supplement products (1) through our corporate website, www.chinahealthholding.com and our e-commerce website, www.thechinahealth.com that we anticipate launching in early 2008, (2) through the establishment of third party retail and wholesale distribution agreements; and (3) through the establishment of company-owned retail stores and franchises in major cities in North America and the People's Republic of China. Our management will attempt to work to negotiate and enter into retail and wholesale distribution agreements for our products over the next six to twelve months. We will also attempt to open retail outlets in large cities in North America, Europe and the People's Republic of China over the next five years. We have not yet located any sites to establish retail stores, but are initially looking for locations in Beijing, Shanghai, Nanjing and Hong Kong in the People's Republic of China and New York, Los Angeles, San Francisco, Seattle, Las Vegas or other large cities in the United States. We anticipate that we will open our first retail storefront in the People's Republic of China and the United States within the next six to twelve months. We anticipate expanding and developing our operations and sales into the United States and the People's Republic of China, and thereafter, into regions of Europe and Asia as we continue to grow our business.

In the next six to eighteen months, we intend to develop and establish our own worldwide distribution and marketing infrastructure as follows:

Global E-Commerce: Management believes this is an immediate and low cost way to penetrate worldwide markets and enhance our brand recognition. Our e-commerce site will incorporate a wide variety of language, currency and payment options.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

 We had a net loss of $3,197,076 for the year ended December 31, 2006 as compared to a net loss of $3,676,679 for the year ended December 31 2005. The net loss for the year ended December 31, 2006 consisted primarily of $1,018,937 of consulting fees, $1,004,948 of management fees, $259,130 of professional fees, $114,134 of interest and bank charges, $21,327 in rent, $5,667 of travel expenses, $65,104 of office expenses, $96,856 of investor relations related travel costs, $4,262 in depreciation expenses, $6,046 of advertising and promotional expenses, and $18,099 of vehicle expenses. The decrease in net loss for the year ended December 31, 2006 was the result of the decrease research and development of $1,377,287 for the year ended December 31, 2005 as compared to $Nil in 2006.

Other Income (Expenses) was ($582,567) for the year ended December 31, 2006 as compared to $7,117 for the year ended December 31, 2005. The decrease is attributed primarily to a gain on settlement of debts through issuance of stock of $167,156 and stock based compensation of $762,865 for the year ended December 31, 2006 compared to a loss of $14,728 on settlements of debt and $Nil for compensation of Stock for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had cash of $0. Our current liabilities as of December 31, 2006 aggregated $910,824. As of December 31, 2006, we had a working capital deficiency of $813,070 and an accumulated deficit of $9,193,377. To date, our operations have been funded through advances from our Chief Executive Officer, Julianna Lu and through issuances of shares of our common stock.

As of December 31, 2006, we had outstanding loans to our CEO, Julianna Lu, in the amount of $700,184, Vice President, XiaoFei Yu, in the amount of $144,859 and to James Simpson, one of the Company's consultant, in the amount of $30,123. There are no formal agreements for when repayment of the loans must be made. The loans accrue interest at the rate of 10% per annum.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next 12 months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for several months, but not for 12 months or more. Further, in order to expand our business, fund future development and begin marketing and selling our three product lines and pursue our acquisition strategy, we will need to raise at least $25 million over the next twelve to twenty-four months. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Our registered independent certified public accountants have stated in their report that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. We intend to pursue the building of a re-seller network outside the United States, and if successful, the re-seller agreements would constitute a source of liquidity and capital over time. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding and execution of re-seller agreements outside the Unites States.

We will still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.
Number of Employees

From our inception through the period ended December 31, 2006, we have principally relied on the services of outside consultants and part-time employees for services. We currently have four (4) full time employees and 30 part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159,  "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company's financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

Inflation

It is the opinion of the Company that inflation has not had a material effect on its operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

RISKS RELATED TO OUR FINANCIAL CONDITION

OUR FINANCIAL STATUS CREATES DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

We reported net losses totaling of $3,197,076, $3,676,679, $2,098,276, December 31, 2006, December 31, 2005 and December 31, 2004, respectively. As of December 31, 2006 we had a working capital deficiency of $817,070 (current assets less current liabilities) and an accumulated deficit of $9,193,377. With our current resources we expect to be able to satisfy our cash requirements through March 2008. In order to expand our current business operations, fund future development and market and sell our three existing product lines we will need to raise at least $5 million in financing over the next twelve months. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose the entire amount of their investment.

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

THE ISSUANCE OF SHARES OF OUR COMMON STOCK TO FUND OUR OPERATIONS AND AS CONSIDERATION AT THE CLOSING OF OUR ACQUISITION TARGETS WILL RESULT IN SIGNIFICANT DILUTION TO OUR EXISTING SHAREHOLDERS.

To date our operations have been funded through cash advances from our Chief Executive Officer and through the issuance of shares of our common stock. There can be no assurance that our Chief Executive will continue to fund our operations. The issuance of shares of our common stock will result in dilution to our existing holders. Further, to proceed with the closing of our acquisition targets in China, we will be required to issue shares of our common stock as consideration, this will result in significant dilution to our existing shareholders. The amount of dilution will be dependent upon the terms on which we issue shares of our common stock.

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

Our acquisition of companies and businesses and expansion of operations involve risks, including the following:

•	the potential inability to identify the companies best suited to our business plan;
•	the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economics of scale or other expected value;
•	the potential need to restructure, modify or terminate customer relationships of the acquired company; and
•	loss of key employees of acquired operations.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 19, 2007, the Board of Directors of China Health Holding, Inc. (the "Company") approved the Company's dismissal of Dale Matheson Carr-Hilton LaBonte ("DMCL") as independent auditors for the Company and its subsidiaries.

DMCL's report on the Company's financial statements for the fiscal years ended December 31, 2005 and 2004 contained an explanatory paragraph indicating that there was substantial doubt as to the Company's ability to continue as a going concern. Other than such statement, no report of DMCL on the financial statements of the Company for either of the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's two most recent fiscal years ended December 31, 2005 and 2004 and the subsequent interim period through January 19, 2007: (i) there have been no disagreements with DMCL on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DMCL, would have caused it to make reference to the subject matter of the disagreement in connection with its reports; and (ii) DMCL did not advise the Company of any of the events requiring reporting in this Current Report on Form 8-K under Item 304(a)(1)(iv)(B) of Regulation S-B.

On January 19, 2007, the Board of Directors approved the Company's engagement of Russell Bedford Stefanou Mirchandani LLP ("Russell Bedford") as independent auditors for the Company and its subsidiaries. The Company engaged Russell Bedford on January 19, 2007. During the Company's two most recent fiscal years ended December 31, 2005 and 2004 and the subsequent interim period through January 19, 2007, neither the Company nor anyone on its behalf consulted Russell Bedford regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, (iii) or oral advice that was an important factor considered by us in reaching our decision as to any accounting, auditing or financial reporting issue or (iv) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1)(iv) of Regulation S-B (there being none).

Item 8A. Controls and Procedures.

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

(b) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

Item 8B. Other Information.

None.
PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following are the names and certain information regarding or current Directors and Executive Officers:

Name	Age	Position
Julianna Lu	44	Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and Chairman of the Board of Directors
Xiao Fei Yu	44	President and Director
Zheng-lun Fan	62	Vice President of Research and Development and Director
Dahong Li	49	Vice President

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

Professor Xiao Fei Yu, President and Director. Mr. Yu was appointed as our President on February 9, 2006. Mr. Yu has been a member of our Board of Directors since May 26, 2004 and our Vice President since October 6, 2004. Mr. Yu has helped China Health Holding create and develop 26 natural herbal product formulas that make up our King of Herbs and Taoist Medicine product lines. Mr. Yu has been the President and Director of Taoist Tantric & Toltec Research and Development Centre located in Beijing, People's Republic of China. From 1998 to Present, Mr. Yu has been a Research Scientific Consultant of Central TCM Research and Development Institute located in Beijing, People's Republic of China. From 1999 to Present, Mr. Yu has been teaching Taoism, Taoist medicine and Indian classical philosophy & religion as a professor in the Department of Philosophy at the University of CCCP located in Beijing, People's Republic of China. From 1994 until 1999, Mr. Yu was an Associate Professor in Taoism, Taoist medicine, Buddhism and Scientific Philosophy in the Department of Philosophy at the University of CCCP.

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

Professor Zheng-lun Fan, Vice President. Dr. Fan was appointed as our director on February 9, 2007 and has served as our Vice President of Research and Development since 2005. During the past five years, Mr. Fan has been a Research Fellow at Cui Yue-li Research Center of Traditional Chinese Medicine. Dr. Fan is also a MSC, Professor, Chief Physician Research Fellow at Cui Yue-li Research Center of Traditional Chinese Medicine, Beijing, P. R. China. Prof. Z. Fan is an expert in Chinese medicine at the national level in P. R. China and he has practiced Chinese medicine for more than 40 years.

Scientific Advisory Board

The following comprises the Company’s Scientific Advisory Board:

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

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2006 and 2005.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Julianna Lu, CEO,	2006	$240,000	$138,800	-	-	-	-	-	$378,000
principal financial officer,	2005	$192,000	$75,500	-	-	-	-	-	$267,500
principal accounting officer,
Treasurer and Chairman
of the Board

(1) Ms. Lu’s salary for 2006 and 2005 has been accrued and is included in loans to our Company from Ms. Lu. Ms. Lu’s loans are described more fully below under Item 12 Certain Relationship and Related Transactions. As of December 31, 2006, the Company owed an aggregate of $700,184. In addition, we have issued to Ms. Lu 500,000 shares of common stock at a fair value of $0.15 per share as a bonus in December 2005.

Outstanding Equity Awards at Fiscal Year-End Table.

No options were granted to our executive officers during the fiscal year ended December 31, 2006.

Director Compensation

Our directors did not receive any compensation for serving in their capacities as the Company’s directors.

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

On January 9, 2007, we entered into a consulting services agreement with Julianna Lu pursuant to which Ms. Lu will serve as our Chief Executive Officer. The consulting services agreement provides for a compensation of $30,000 commencing on January 1, 2007. Ms. Lu agreed to accrue her compensation as a loan to the Company with interest payable at 10% per annum. In addition, the Company agreed to grant to Ms. Lu warrants to purchase 6,000,000 shares of common stock of the Company at a price of $0.25 which will be exercisable through February 8, 2017 or within 30 days after the termination of the consulting services agreement.

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

On February 9, 2007, we entered into an agreement with Mr. Yu, pursuant to which Mr. Yu was appointed as our President. The agreement commenced on February 9, 2007 and is for a term of two years. We agreed to pay Mr. Yu a monthly compensation of $18,000 effective as of January 1, 2007. We also granted to Mr. Yu warrants to purchase 4,000,000 shares of our common stock, exercisable at a price of $0.20. The warrants expire the sooner of February 8, 2012 or thirty days after termination.

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

Consulting Agreements

On January 17, 2007, we entered into a consultancy agreement with Shanghai Ogilvy & Mather Marketing Communications Consulting Co. Ltd. -Beijing Branch (“Shanghai Ogilvy”) pursuant to which Shanghai Ogilvy will provide us with investor relations and public relations services. The agreement is for a term of one year and can be terminated by either party by summary notice in the event of any serious breach and/or continuation of any breach by either party of their obligations under the Agreement or ten business days written notice. Upon termination of the agreement, the parties have agreed to settle outstanding invoices to each other, within 30 days from the date of termination. As compensation for Shanghai Ogilvy’s services, we have agreed to pay Shanghai Ogilvy $12,500 per month commencing February 1, 2007. In addition, we agreed to issue CEOcast 125,000 shares of common stock for its services during the initial three-month grace period. In February 2007, we agreed to issue 2,00,000 shares of common stock as additional compensation for advances public relations services.

On October 19, 2006, we entered into an agreement with Investor Relations International (“IRI”) pursuant to which IRI will provide us with investor relations and financial communication services. The agreement is for a term of three years and can be terminated by us with or without cause. The agreement provides for a monthly retainer of $10,000 for the first three months and a monthly retainer of $15,000 commencing January 28, 2007. In addition, we agreed to issue to IRI 3,000,000 shares of common stock and an aggregate of 4,000,000 warrants to purchase shares of our common stock. In addition, as compensation for advanced public relations services to us, we issued to Rourke Holdings, the parent company of IRI, 3,400,000 shares of our common stock. On May 9, 2005, we entered into an agreement pursuant to which CEOcast, Inc., a New York corporation will provide us with investor relations services. The agreement is for a term of one year and has an initial three-month grace period. As compensation for CEOcast's services, we have agreed to pay CEOcast $7,500 per month. In addition, we agreed to issue CEOcast 125,000 shares of common stock for its services during the initial three-month grace period. The agreement may be terminated by us at any time after delivering 15 business days' prior written notice of termination. If we deliver CEOcast a notice of termination during the initial three-month grace period, we agreed to compensate CEOcast for the entire three-month period. Thereafter, if we deliver a notice of termination, we will only be liable to CEOcast for services rendered through the date of termination. To date we have issued an aggregate of 265,375 shares to CEOcast pursuant to the agreement.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 30, 2007 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name and address of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock (3)	Preferred Stock Beneficially owned	Percentage of Preferred Stock (4)	Percentage of Total Vote
Julianna Lu (5)	96,172,649	54.22%	2,500,000	100%	55.47%

Xiao Fei Yu (6)	10,831,000	8.30%	-	-	7.99%

Zhenge-Lun Fan	150,000	*	-	-	*

Dahong Li (7)	5,350,000	4.12%	-	-	4.12%

All officers and directors as a group (3 persons)	113,041,149	67.17%	2,500,000	100%	67.95

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
(3) Based on 128,832,060 shares outstanding as of March 30, 2007.
(4) Based on 2,500,000 shares outstanding as of March 30, 2007.Each share of Series A preferred stock is entitled to two votes.
(5) Includes (a) options to purchase 2,500,000 shares of common stock at $0.10 per share that expire on June 1, 2009; (b) options to purchase 300,000 shares of common stock at $0.05 per share that expire on December 30, 2007; (c) options to purchase 500,000 shares of common stock at $0.05 per share that expire on April 30, 2008; (d) options to purchase 2,500,000 shares of common stock at $0.30 per share that expire on December 31, 2010; (e) warrants to purchase 1,500,000 shares of common stock at $0.20 per share; (f) warrants to purchase 10,000,000 shares of common stock at $0.10 that expire on December 10, 2011; (g) 10,000,000 warrants to purchase shares of common stock at $0.10 that expire on December 10, 2016; (h) 10,000,000 warrants to purchase shares of common stock at $0.l0 that expire on March 11, 2012; (i) 10,000,000 warrants to purchase shares of common stock at a price of $0.20 that expire on March 11, 2017; (j) 1,250,000 warrants to purchase shares of preferred stock at $0.15 that expire on December 28, 2008.
(6) Includes (a) options to purchase 250,000 shares of common stock at $0.20 per share that expire on July 9, 2007; (b) options to purchase 1,000,000 shares of common stock at $0.20 per share that expire on December 3, 2008; and (c) warrants to purchase 400,000 shares of common stock at $0.20 per share that expire on September 18, 2011
(7) Includes options to purchase 1,000,000 shares of common stock at $0.20 per share that expire February 1, 2008.

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

Since April 22, 2002, Julianna Lu has extended numerous loans to China Health Holding. In addition, Ms. Lu’s salary for 2006, 2005 and 2004 have accrued and are carried as loans to the Company. The aggregate amount due to Ms. Lu as of December 31, 2006 totaled $716,573. These loans bear interest at the rate of 10% per annum, are on an unsecured basis and do not have any terms for repayment. These loans have not been documented by any written agreement. Our management believes the terms of these loans are at least as favorable as could have been obtained from unrelated third parties.

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

On October 12, 2006, as consideration for the forgiveness of $300,000 in debt owed to Ms. Lu, we issued to Ms. Lu 10,000,000 shares of common stock and warrants to purchase 10,000,000 shares of common stock at $0.10 which expire on December 10, 2011 and warrants to purchase 10,000,000 shares of common stock at $0.20 which expire on December 10, 2016.

On March 12, 2007 as consideration for the forgiveness of $300,000 in debt owed to Ms. Lu, we issued to Ms. Lu 5,000,000 shares of common stock and warrants to purchase 10,000,000 shares of common stock at $0.10 which expire on March 11, 2012 and warrants to purchase 10,000,000 shares of common stock at $0.20 which expire on March 11, 2017.

As of December 31, 2006 China Health Holding owed an aggregate of $135,728 to Xiao Fei Yu from various loans and payments made by Mr. Yu on behalf of China Health Holding. These loans bear interest at the rate of 10% per annum, are on an unsecured basis and do not have any terms for repayment. These loans have not been documented by any written agreement. Our management believes the terms of these loans are at least as favorable as could have been obtained from unrelated third parties.

As of December 31, 2006 China Health Holding owed an aggregate of $30,130.80 to James Simpson from various loans and payments. These loans bear interest at the rate of 10% per annum, are on an unsecured basis and do not have any terms for repayment. These loans have not been documented by any written agreement. Our management believes the terms of these loans are at least as favorable as could have been obtained from unrelated third parties.

Item 13. Exhibits.

Exhibit Number	Description
3.01
Articles of Incorporation of the A E&E Pharma Corporation (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

3.02
Certificate of Amendment to Articles of Incorporation, changing name to China Health Holding, Inc. (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

3.03
Certificate of Amendment to Articles of Incorporation increasing the Company’s authorized shares of common stock (Incorporated by reference to the Company’s 10-QSB filed with the Securities and Exchange Commission on May 12, 2005)

3.04	Bylaws (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)
3.05
Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Nevada on February 21, 2006. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2006)

3.06	Amendment to Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Nevada on June 19, 2006. (filed herewith)
10.01
Purchase Agreement, dated May 1, 2004, between A E&E Pharma Corporation, Julianna Lu and Xiao Fei Yu (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.02
Amended and Restated Intellectual Property Purchase Agreement, dated August 8, 2004, between China Health Holding, Inc., Julianna Lu and Xiao Fei Yu (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.03
Amended and Restated Intellectual Property Purchase Agreement dated as of March 22, 2005 between China Health Holding, Inc., Xiao Fei Yu and Fei Yu (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2005)

10.04
Exclusive Licensing Agreement for 19 Cordyceps Products, dated March 9, 2004, between Hotway Nutraceutical Canada Co., Ltd. and A E&E Pharma Corporation (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.05
Exclusive Licensing Agreement for De-Daibe and Depressor Herbs, dated March 9, 2004, between Hotway Nutraceutical Canada Co., Ltd. and A E&E Pharma Corporation (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.06	Manufacturing Agreement, dated December 18, 2005, between Canadian Phytopharmaceuticals Corp. and China Health World Trade Corporation (filed herewith)
10.07
Manufacturing Agreement, dated April 8, 2004, between A E&E Pharma Corporation and GFR Pharma, Ltd. (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.08
Lease Agreement, dated May 11, 2004, between A E&E Pharma Corporation and Insignia Corporate Establishments (Eight) Inc. (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.9
Executive Management Services Agreement, dated June 1, 2004, between China Health Holding, Inc. and Julianna Lu (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.10
Director Services Agreement, dated May 26, 2004, between China Health Holding, Inc. and Xiao Fei Yu (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.11
Consulting Services Agreement, dated June 8, 2004, between China Health Holding, Inc. and Xiao Fei Yu (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.12
Director Consulting Services Agreement, dated July 8, 2004, between China Health Holding, Inc. and Dick Wu (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.13
Management Services Agreement, dated July 9, 2004, between China Health Holding, Inc. and Kenneth Douglas (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.14
Consulting Agreement, dated August 8, 2004, between China Health Holding, Inc. and National Media Associates (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.15
Amendment No. 1 to Consulting Agreement, dated September 6, 2004, between China Health Holding, Inc. and National Media Associates (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004)

10.16
Letter Agreement, dated November 2, 2004, amending the Exclusive Licensing Agreement for 19 Cordyceps Products and the Exclusive Licensing Agreement for De-Daibe and Depressor Herbs between Hotway Nutraceutical Canada Co., Ltd. and A E&E Pharma Corporation (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on November 22, 2004)

10.17
Lease Agreement, dated October 20, 2004, between China Health Holding, Inc. and Insignia Office Centers (Vancouver), Inc. (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on November 22, 2004)

10.18
Management Consulting Agreement, dated November 8, 2004, between China Health Holding, Inc. and Dr. Wu, Xiannan (David Woo) (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on November 22, 2004)

10.19
Amendment dated October 3, 2004 to Director Consulting Agreement between China Health Holding, Inc. and Dick Wu (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on November 22, 2004)

10.20
Amendment dated October 6, 2004 to Management Consulting Agreement between China Health Holding, Inc. and Xiao Fei Yu (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on November 22, 2004)

10.21
Management Consulting Services Agreement, dated November 16, 2004, between China Health Holding, Inc. and James H. Simpson (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on November 22, 2004)

10.22
Executive Management Services Agreement dated April 28, 2005 with Julianna Lu (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2005)

10.23
IR Consulting Services Agreement dated May 1, 2005 with Bevitor Holding Ltd. and James Simpson (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2005)

10.24	Consulting Agreement dated May 1, 2005 with Dick Wu (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2005)
10.25
Purchasing Agreement for 108 100% Natural Taoist Herbal Medicinal Products, Formulas and Ownership entered into on March 22, 2005 between China Health Holding, Inc., Xiao Fei Yu and Fei Yu (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2005)

10.26	Consulting Agreement dated June 9, 2005 with CEOcast, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005)
10.27
The China Health Holding, Inc. Incentive Stock Plan effective June 21, 2005. (Incorporated by reference to the Company’s Registration Station on Form S-8 filed with the Securities and Exchange Commission on June 24, 2005)

10.28
Letter of Intent entered into as of January 16, 2006 by and between China Health Holding, Inc. and with WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2006)

10.29
Letter of Intent effective as of February 28, 2006 by and between China Health Holding, Inc. and Shaanxi WanAn Pharmaceutical Co. Ltd. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2006)

10.30
Letter of Intent entered into as of April 16, 2006 by and between China Health Holding, Inc. and Henan Tiankang Pharmaceuticals Ltd. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2006)

10.31
Letter of Intent dated as of May 2, 2006 by and between China Health Holding, Inc. and Shannxi Meichen Pharmaceuticals, Ltd. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2006)

10.32
Letter of Intent dated as of June 22, 2006 by and between China Health Holding, Inc. and Furen Pharmaceuticals Group Co., Ltd. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006)

10.33
Acquisition Definitive Agreement by and among Henan Furen Huaiqingtang Pharmaceuticals Co. Ltd. and Henan Furen Pharmaceutical Group Co. Ltd. and the shareholders of Henan Furen Huaiqingtang Pharmaceutical dated as of August 7, 2006 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2006)

10.34
Acquisition Definitive Agreement by and among China Health Holdings, Inc., Shaanxi Meichen Pharmaceuticals Co. Ltd., Chen Meiying and the shareholders of Shaanxi Meichen Pharmaceutical Co. Ltd dated as of September 3 and September 7, 2006 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2006)

10.35
Letter of Intent dated as of October 11, 2006 by and between China Health Holding, Inc. and BeiJing Boran Pharmaceutical Co. Ltd. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2006)

10.36
Letter of Intent dated as of November 28, 2006 by and between China Health Holding, Inc. and Xi'an Chunhui Pharmaceuticals Co. Ltd. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2006)

10.37
Acquisition Definitive Agreement by and between China Health Holding, Inc. and Xi'An Meichen Pharmaceutical Co. Ltd. dated as of January 1, 2007 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007)

10.38
Binding Memorandum of Understanding entered into as of January 12, 2007 by and among China Health Holdings, Inc., Beijing Jifatang Chinese Medicine Research Institute and Beijing Jifatang Chinese Medicine Research & Development Institution (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2007)

10.39	Corporate Development Consulting Services Agreement by and between China Health Holding, Inc. and Julianna Lu dated as of January 9, 2007. (filed herewith)
10.40
Corporate Development Consulting Services Agreement by and between China Health Holding, Inc. and Xiao Fei Yu dated as of February 9, 2007. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007)

10.41
Corporate Development Consulting Services Agreement by and between China Health Holding, Inc. and Dr. Zheng -Lun Fan dated as of February 9, 2007. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007)

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

The following sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2006 and 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $40,700 and $22,000 for the years ended December 31, 2006 and December 31, 2005, respectively.

Audit Related Fees

We incurred fees of $0 and $12,500 for the years ended December 31, 2006 and December 31, 2005, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

All Other Fees

We did not incur any other fees for professional services rendered by our principal accountants during the years ended December 31, 2006 and December 31, 2005.

Audit Committee Pre-Approval Policies and Procedures

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTH HOLDING, INC.

Date: April 2, 2007	By:	/s/ Julianna Lu
Julianna Lu
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/Julianna Lu Julianna Lu	Chairman of the Board of Directors	April 2, 2007
Chief Executive Officer, and Chief
Financial Officer

/s/ Xiao Fei Yu Xiao Fei Yu	President and Director	April 2, 2007

/s/ Zheng-lun Fan Zheng-lun Fan	Director	April 2, 2007

CHINA HEALTH HOLDING, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet as of December 31, 2006	F-3

Consolidated Statements of Losses for the years ended December 31, 2006 and 2005
and the period April 3, 2002 (date of inception) to December 31, 2006	F-4

Consolidated Statement of Deficiency in Stockholders' Equity for the period
April 3, 2002 (date of inception) to December 31, 2006	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005
and the period April 3, 2002 (date of inception) to December 31, 2006	F-8

Notes to Consolidated Financial Statements	F-9

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Health Holding, Inc.
Vancouver, British Columbia

We have audited the accompanying consolidated balance sheet of China Health Holding, Inc. (a development stage company) as of December 31, 2006 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We have conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Health Holding, Inc. (a development stage company) at December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. We express no opinion on the cumulative period from inception through December 31, 2006.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 2 to the accompanying financial statements, the Company is in the development stage and has not established a source of revenues. This raises substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP

New York, New York
April 2, 2007

DALE MATHESON
CARR-HILTON LABONTE
CHARTERED ACCOUNTANTS

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

SIGNED: "DALE MATHESON CARR-HILTON LABONTE"
  CHARTERED ACCOUNTANTS
Vancouver, Canada.
March 15, 2006

CHINA HEALTH HOLDING INC.
(a development stage company)
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$-	$14,887
Prepaid expenses and other current assets	97,759	5,126
Total current assets	97,759	20,013

PROPERTY AND EQUIPMENT, net (Note 4)	10,369	14,631
Intangible Assets (Note 3)	3	3

TOTAL ASSETS	$108,131	$34,647

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$35,007	$33,785
Due to shareholders (Note 5)	875,822	584,639
Total current liabilities	910,829	618,424

COMMITMENTS (Notes 3 and 9)

Preferred stock, $0.001 par value, 20,000,000 shares authorized,
1,250,000 (December 31, 2005 – 1,000,000) shares issued and outstanding (Note 6)	1,250	1,000
Common stock, $0.001 par value, 300,000,000 shares authorized
106,747,060 (December 31, 2005 – 46,596,931) shares issued and outstanding (Note 6)	106,747	46,597
Additional paid-in capital	8,496,543	5,676,104
Deferred compensation (Note 6 and 7)	(153,942)	(257,514)
Deficit accumulated during the development stage	(9,193,377)	(5,996,301)
Accumulated other comprehensive loss	(59,919)	(53,663)
Total Stockholders’ Deficit	(802,698)	(583,777)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$108,131	$34,647

See Notes to Consolidated Financial Statements

CHINA HEALTH HOLDING INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSS

			Culmulative results of
	For the Year	For the Year	operations from
	Ended	Ended	April 3, 2002
	December 31	December 31	(Inception)
	2006	2005	to December 31, 2006
SALES	$-	$1,671	$8,976
Cost of goods sold	-	245	245
-		1,426	8,731
EXPENSES
Advertising and promotion	6,045	68,837	121,892
Amortization of intangible assets	-	-	7,125
Consulting fees (Notes 6 and 7)	1,018,937	1,491,753	2,941,826
Depreciation	4,262	3,894	9,168
Interest and bank charges (Note 8)	114,134	47,344	187,594
Investor relations	96,856	34,623	131,479
Management fees (Note 7)	1,004,948	391,396	2,205,344
Office	58,117	12,913	84,612
Professional fees (Note 7)	259,130	216,061	801,235
Rent	21,327	20,888	74,896
Research and development (Note 3)	-	1,377,287	1,743,593
Travel	12,654	17,749	38,824
Vehicle	18,099	2,477	25,791
TOTAL EXPENSES	2,614,509	3,685,222	8,373,379

NET LOSS FROM OPERATIONS	(2,614,509)	(3,683,796)	(8,364,648)
OTHER INCOME (EXPENSES)
Foreign exchange	13,142	21,845	34,987
Compensatory element of Stock	(762,865)	-	(762,865)
Impairment of licensing rights (Note 3)	-	-	(182,874)
Gain (loss) on settlement of debts and issuance of shares (Notes 7 and 11)	167,156	(14,728)	82,023

Other Income (expenses)	(582,567)	7,117	(828,729)

NET LOSS	$(3,197,076)	$(3,676,679)	$(9,193,377)

BASIC NET LOSS PER SHARE	($0.05)	($0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	65,701,749	52,596,919

NET LOSS	$(3,197,076)	$(3,676,679)
Comprehensive translation loss	(6,256)	(42,701)
Comprehensive loss	$(3,203,332)	$(3,719,380)

See Notes to Consolidated Financial Statements

CHINA HEALTH HOLDING INC.
(a development stage company)
CONSOLIDATD STATEMENT OF DEFICENCY IN STOCKHOLDERS EQUITY FOR THE PERIOD APRIL 3, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006

						USD
							Deficit
						Deferred	Accumulated
					Additional	Compensation	During	Accumulated
	Preferred Stock		Common Stock		Paid-in	(Restated)	Development	Other
	Number of Shares	Amount $	Number of Shares	Amount $	Capital $	(Note 2m) $	Stage $	Comp.Loss $	Total $
Issued for cash at average of $0.0026 per share in June 2002	-	-	22,895,000	22,895	35,805	-	-	-	58,700
Net loss for the period	-	-	-	-	-	-	(71,673)	-	(71,673)
Currency translation adjustment	-	-	-	-	-	-	-	532	532
Balance, December 31, 2002	-	-	22,895,000	22,895	35,805	-	(71,673)	532	(12,441)

Issued for cash at an average of $0.013 per share in November 2003	-	-	2,530,000	2,530	29,770	-	-	-	32,300
Issued for debt at an average of $0.01 per share in November 2003	-	-	3,650,000	3,650	32,850	-	-	-	36,500
Issued for consulting services at an average price
of $0.076 per share in December 2003	-	-	90,000	90	6,760	-	-	-	6,850
Net loss	-	-	-	-	-	-	(149,673)	-	(149,673)
Currency translation adjustment	-	-	-	-	-	-	-	(10,590)	(10,590)
Balance, December 31, 2003	-	-	29,165,000	29,165	105,185	-	(221,346)	(10,058)	(97,054)

Issued for cash at an average of $0.10 per share	-	-	1,356,700	1,357	129,464	-	-	-	130,821
Issued for debt at $0.06 per share in February 2004	-	-	310,000	310	18,490	-	-	-	18,800
Issued for consulting, professional and other
services at an average price of $0.25 per share in August 2004	-	-	1,791,000	1,791	453,374	(203,125)	-	-	252,040
Issued for consulting, professional and other
services at an average price of $0.22 per share in October 2004	-	-	375,000	375	80,625	-	-	-	81,000
Issued for consulting, professional and other
services at an average price of $0.21 per share in November 2004	-	-	65,000	65	13,585	-	-	-	13,650
Issued for intellectual property (Note 3) in May 2004	-	-	2,200,000	2,200	189,107	-	-	-	191,307
Issued for licensing rights (Note 3) in November 2004	-	-	760,000	760	189,240	-	-	-	190,000
Exercise of options an average of $0.13 per share in August 2004	-	-	500,000	500	64,500	-	-	-	65,000
Stock based compensation	-	-	-	-	1,050,000	(140,625)	-	-	909,375
Net loss	-	-	-	-	-	-	(2,098,276)	-	(2,098,276)
Currency translation adjstment	-	-	-	-	-	-	-	(1,204)	(1,204)
Balance, December 31, 2004	-	-	36,522,700	36,523	2,293,570	(343,750)	(2,319,622)	(11,262)	(344,541)

Statement of Changes in Equity
December 31, 2006
		USD
							Deficit
						Deferred	Accumulated
					Additional	Compensation	During	Accumulated
	Preferred Stock		Common Stock		Paid-in	(Restated)	Development	Other
	Number of	Amount	Number of	Amount	Capital	(Note 2m)	Stage	Comp. Loss	Total
	Shares	$	Shares	$	$	$	$	$	$

Issued for cash at average of $0.0026 per share in June 2002	-	-	22,895,000	22,895	35,805	-	-	-	58,700
Net loss for the period	-	-	-	-	-	-	(71,673)	-	(71,673)
Currency translation adjustment	-	-	-	-	-	-	-	532	532
Balance, December 31, 2002	-	-	22,895,000	22,895	35,805	-	(71,673)	532	(12,441)

Issued for cash at an average of $0.013 per share in November 2003	-	-	2,530,000	2,530	29,770	-	-	-	32,300
Issued for debt at an average of $0.01 per share in November 2003	-	-	3,650,000	3,650	32,850	-	-	-	36,500
Issued for consulting services at an average price
of $0.076 per share in December 2003	-	-	90,000	90	6,760	-	-	-	6,850
Net loss	-	-	-	-	-	-	(149,673)	-	(149,673)
Currency translation adjustment	-	-	-	-	-	-	-	(10,590)	(10,590)
Balance, December 31, 2003	-	-	29,165,000	29,165	105,185	-	(221,346)	(10,058)	(97,054)

Issued for cash at an average of $0.10 per share	-	-	1,356,700	1,357	129,464	-	-	-	130,821
Issued for debt at $0.06 per share in February 2004	-	-	310,000	310	18,490	-	-	-	18,800
Issued for consulting, professional and other
services at an average price of $0.25 per share in August 2004	-	-	1,791,000	1,791	453,374	(203,125)	-	-	252,040
Issued for consulting, professional and other
services at an average price of $0.22 per share in October 2004	-	-	375,000	375	80,625	-	-	-	81,000
Issued for consulting, professional and other
services at an average price of $0.21 per share in November 2004	-	-	65,000	65	13,585	-	-	-	13,650
Issued for intellectual property (Note 3) in May 2004	-	-	2,200,000	2,200	189,107	-	-	-	191,307
Issued for licensing rights (Note 3) in November 2004	-	-	760,000	760	189,240	-	-	-	190,000
Exercise of options an average of $0.13 per share in August 2004	-	-	500,000	500	64,500	-	-	-	65,000
Stock based compensation	-	-	-	-	1,050,000	(140,625)	-	-	909,375
Net loss	-	-	-	-	-	-	(2,098,276)	-	(2,098,276)
Currency translation adjstment	-	-	-	-	-	-	-	(1,204)	(1,204)
Balance, December 31, 2004	-	-	36,522,700	36,523	2,293,570	(343,750)	(2,319,622)	(11,262)	(344,541)

Issued for cash at an average of $0.25 per share in February 2005	-	-	1,080,000	1,080	268,920	-	-	-	270,000
Issued for intellectual rights at $0.30 per share in March 2005	-	-	4,500,000	4,500	1,345,500	-	-	-	1,350,000
Issued for consulting at an average of $0.31 per share in May 2005	-	-	400,000	400	123,600	-	-	-	124,000
Issued for consulting at an average of $0.31 per share in July 2005	-	-	1,190,000	1,190	367,710	(257,514)	-	-	111,386
Issued for consulting at an average of $0.31 per share in September 2005	-	-	786,690	787	243,087	-	-	-	243,874
Issued for consulting at an average of $0.31 per share in October 2005	-	-	315,000	315	97,335	-	-	-	97,650
Issued for consulting at an average of $0.31 per share in December 2005	-	-	1,876,210	1,876	560,565	-	-	-	562,441
Issued to settle debt at $0.15 per share in December 2005	1,000,000	1,000	-	-	149,000	-	-	-	150,000
Issued to settle debt at $0.17 per share in December 2005	-	-	277,753	278	46,940	-	-	-	47,218
Exercise of options at $0.10 per share in December 2005	-	-	348,578	348	34,510	-	-	-	34,858
Stock based compensation	-	-	-	-	344,667	-	-	-	344,667
Finder's fee paid	-	-	-	-	(25,000)	-	-	-	(25,000)
Shares cancelled at $0.25 per share	-	-	(700,000)	(700)	(174,300)	175,000	-	-	-
Amortize deferred compensation	-	-	-	-	-	168,750	-	-	168,750
Net loss	-	-	-	-	-	-	(3,676,679)	-	(3,676,679)
Currency translation adjustment	-	-	-	-	-	-	-	(42,401)	(42,401)
Balance, December 31, 2005	1,000,000	1,000	46,596,931	46,597	5,676,104	(257,514)	(5,996,301)	(53,663)	(583,777)

Issued for deferred ompensation at an average price $0.129 per share in Janaury 2006	-	-	1,134,710	1,135	146,030	(147,165)
Issued for deferred ompensation at an average price $0.141 per share in February 2006			540,000	540	75,960	(76,500)	-	-	-
Issued for consulting, professional and other services
at an average price $0.137 per share in February 2006			100,000	100	10,900				11,000
Stock dividend 1 for 4 in February 2006	250,000	250	12,170,419	12,170	(12,420)	-	-	-	-
Issued for consulting, professional and other services
at an average price $0.102 per share in April 2006	-	-	950,000	950	96,300	-	-	-	97,250
Issued for consulting, professional and other services
at an average price $0.10 per share in May 2006	-	-	250,000	250	24,750	-	-	-	25,000
Issued for consulting, professional and other services
at an average price $0.095 per share in June 2006	-	-	750,000	750	70,500	-	-	-	71,250
Stock issued as donation at $0.03 per share in September 2006	-	-	100,000	100	2,900	-	-	-	3,000

Stock issued for deferred compensation
$0.033 per share in September 2006	-	-	3,150,000	3,150	120,225	(123,375)	-	-	-
Issued for consulting, professional and other services
at an average price $0.039 per share in September 2006	-	-	2,665,000	2,665	98,785	-	-	-	101,450
Issued for prepaid expenses in September			400,000	400	11,600				12,000
Stock issued to settle debt at average price
$0.03 per share in October 2006	-	-	10,000,000	10,000	290,000	-	-	-	300,000
Issued for consulting, professional and other services
at an average price $0.036 per share in October 2006	-	-	500,000	500	15,250	-	-	-	15,750
Issyed for prepaid expenses in October 2006			3,000,000	3,000	108,000				111,000
Stock issued to settle debt at average price
$0.025 per share in November 2006	-	-	1,750,000	1,750	42,000	-	-	-	43,750
Issued for consulting, professional and other services
at an average price $0.025 per share in November 2006	-	-	7,585,000	7,585	182,040	-	-	-	189,625
Stock issued to settle debt at average price
$0.025 per share in December 2006	-	-	1,700,000	1,700	40,800	-	-	-	42,500
Issued for consulting, professional and other services
at an average price $0.025 per share in December 2006	-	-	14,280,000	14,280	345,470	-	-	-	359,750
Cancellation of stock and associated dividend	-	-	(875,000)	(875)	(174,125)	-	-	-	(175,000)
Stock options compensation	-	-	-	-	562,609	-	-	-	562,609
Amortization of deferred expense						450,612			450,612
Issue of warrants for services					762,865				762,865
Net loss	-	-	-	-	-	-	(3,197,076)	-	(3,197,076)
Currency translation adjustment	-	-	-	-	-	-	-	(6,256)	(6,256)
Balance, December 31, 2006	1,250,000	1,250	106,747,060	106,747	8,496,543	(153,942)	(9,193,377)	(59,919)	(802,698)

See Notes to Consolidated Financial Statements

CHINA HEALTH HOLDING INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year	Culmulative results of
	Ended	Ended	operations from
	December 31	December 31	April 3, 2002 (Inception)
	2006	2005	to December 31, 2006

OPERATING ACTIVITIES
Net loss	$(3,197,076)	$(3,676,679)	$(9,193,377)
Adjustments to reconcile net loss to cash used
in operating activities:
Accrued interest	111,410	45,307	181,570
Amortization of intangible assets	-	-	7,125
Stock options issued for services	562,609	-	562,609
Depreciation	4,262	3,894	9,168
Impairment of licensing rights	-	-	182,874
License rights	-	1,359,999	1,359,999
(Gain) Loss on settlement of debts and	(175,000)	14,071	(90,524)
issuance of shares
Non cash expenses paid with shares	874,075	1,467,121	3,203,590
Stock-based compensation	450,612	344,667	1,704,654
Warrants issued for compansation	762,865	-	762,865
Changes in operating assets and liabilities
Prepaid expenses	30,367	23,841	53,376
Accounts payable and accrued liabilities	1,222	8,952	43,387
Net cash used in operating activities	(574,654)	(408,827)	(1,212,684)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(13,392)	(19,536)
Net cash used in investing activities	-	(13,392)	(19,536)

FINANCING ACTIVITIES

Net advances from shareholders	566,023	230,996	778,442
Net cash provided by financing activities	566,023	475,996	1,292,139

EFFECT OF EXCHANGE RATE CHANGES	(6,256)	(42,401)	(59,919)

NET (DECREASE) INCREASE IN CASH	(14,887)	11,376	0

CASH, BEGINNING OF YEAR	14,887	3,511	-

CASH, END OF YEAR	$0	$14,887	$0

See Notes to Consolidated Financial Statements

CHINA HEALTH HOLDING INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

China Health Holding Inc. (the "Company") is a Nevada company incorporated on April 3, 2002 as A E&E Pharma Corporation. The Company changed its name to China Health Holding Inc. on May 25, 2004. The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and is engaged in the development of potential merger and acquisition opportunities with major pharmaceutical companies in PR China and ultimately the development of a pharmaceutical drug pipeline and technology. (Note 9)

To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2006, the Company has accumulated losses of $ 9,193,377.

 2. SIGNIFICANT ACCOUNTING POLICIES

a) Basis of presentation

These consolidated financial statements have been presented in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States. The Company’s year end is December 31.

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $813,070 and a stockholders’ deficit of $802,698 has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern.

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

CHINA HEALTH HOLDING INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

2. SIGNIFICANT ACCOUNTING POLICIES - CONT’D

a) Basis of presentation (continued)

Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

b) Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, China Health Pharmaceutical Corporation and China Health World Trade Corporation. Those subsidiaries have not yet commenced operations and have no significant assets, liabilities, revenues or expenses.

c) Use of estimates and assumptions

Preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

d) Property and equipment

Fixed assets are stated at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets:

Computer - 30% declining balance
Furniture and fixtures - 20% declining balance

e) Revenue recognition

The Company’s revenue in accordance with the guidance of the SEC’s staff Accounting Bulletin SAB No 104 (SAB104) which supersedes SAB No 101 I order to encompass EITF No 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21) . The Company ‘primarily derives its revenue from the sale of herbal medicinal products and natural food supplements. The Company records revenue when the amount is fixed or determinable, delivery has occurred or services have been performed and both title and risk of loss have transferred to the customer, and collection is reasonably assured.

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

CHINA HEALTH HOLDING INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

2. SIGNIFICANT ACCOUNTING POLICIES - CONT’D

g) Fair value of financial instruments

In accordance with the requirements of SFAS No.107,“Disclosures about Fair Value of Financial Instruments”, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash, accounts payable and amounts due to shareholders, approximate carrying value due to the short-term maturity of the instruments.

h) Intangible assets

The Company has adopted the provision of the Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized and are to be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value of the Company. Management has determined that the Company’s proprietary rights and formulas described in Note 3 a) have indefinite lives and as such are not subject to amortization and further that no impairment of the carrying value of these intangible assets has occurred.

Costs incurred in connection with the licence agreements entered into as described in Note 3 b) would normally be amortized on a straight-line basis over the term of the underlying licence agreements and then tested for impairment annually in accordance with SFAS No. 144, “Accounting for the Impairment on Disposal of Long-Lived Assets”. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset. Management has determined that it is not possible at this time to estimate future cash flows from these assets and has recorded an impairment charge of $182,874 in 2004 to reduce the carrying value of these intangible assets to $1.

Management has determined that the Company’s proprietary rights and formulas described in Note 3 c) have indefinite lives and as such are not subject to amortization. Management has, however, determined that it is not possible at this time to estimate future cash flows from these assets and has recorded an impairment charge of $1,359,999 in 2005 to reduce the carrying value to $1.

i) Foreign currency translation

The Company’s functional currency is the Canadian dollar. The financial statements are translated to United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ deficit. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

CHINA HEALTH HOLDING INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

2. SIGNIFICANT ACCOUNTING POLICIES - CONT’D

j) Income taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes”, using the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2006, full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

k) Stock-based compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. There was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

December 31, 2005

Net Loss as reported	($3,676,679)

Add; Stock based compensation expense included in
Net loss as reported	344,667

Deduct Stock based compensation expense determined under
Fair value method	(581,264)

Net loss proforma	$3,913,276

Net loss per share -basic and diluted as reported	(.0.07)

Net loss per share -basic and diluted as proforma	(.0.07)

The Company accounts for equity instruments in exchange for the receipt of goods and services from other than employees in accordance with SFAS 123 and the conclusions reached by the Emerging Issues Task Force (EITF) in Issue No 96-18, “accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods and or Services”. Costs are measured at the estimated fair market value of the consideration received or the estimated fair market value of the equity instruments issued, whichever is more reliably measurable. The value of the equity instruments issued for consideration other than employee services is determined on the earlier of the performance commitment or completion of performance by the provider of goods or services as defined by EITF No 96-18.

CHINA HEALTH HOLDING INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

2. SIGNIFICANT ACCOUNTING POLICIES - CONT’D

l) Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159,  "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company's financial condition or results of operations.

CHINA HEALTH HOLDING INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

(m) Research and Development

Research and development costs consist of expenditures for the present and future patents and technology, which are not capitalizable.

(n) Advertising

We charge the costs of advertising to expense as incurred. for the years ended December 31, 2006 and 2005, advertising costs were $6,045 and $68,837, respectively.

CHINA HEALTH HOLDING INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

3. INTANGIBLE ASSETS

a)	Asset purchase agreement

Pursuant to an asset purchase agreement dated May 1, 2004, the Company acquired from the Company’s President and a significant shareholder proprietary rights and formulas to the 26 natural herbal medicinal products that comprise the King of Herbs and Taoist Medicine product lines. In exchange for the proprietary rights and formulas to these products, the Company agreed to pay total consideration as follows:

- 2,200,000 common shares at a fair value of $0.087 per share	$191,307
- Due to shareholders	- 175,000
$366,307

The amount due to shareholders bears interest at 10% per annum, is unsecured and has no specific terms of repayment. In addition, the Company agreed to pay the vendors a combined total royalty equal to 5% of annual gross sales of the products until May 1, 2009.

For accounting purposes, the Company has recorded the cost of acquiring the proprietary rights and formulas as intangible assets at the related party vendor’s carrying value of $1. The excess of the purchase price over the carrying value of the intangible assets totalling $366,306 has been expensed as research and development costs during the year ended December 31, 2004.

CHINA HEALTH HOLDING INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

3. INTANGIBLE ASSETS - CONT’D

b)	Licensing rights agreement

On March 9, 2004, the Company entered into an initial licensing agreement (the “Cordyceps Agreement”) with Hotway Nutraceuticals Canada Co., Ltd. (“Hotway”), a British Columbia company. Under this agreement, Hotway has granted the Company exclusive licenses to 19 cordyceps products for a term of twenty years in the following countries: United States, Canada, Argentina, Brazil, Columbia, Chile, Uruguay, Paraguay, England, France, Germany, Italy, Spain, Holland, Poland, Switzerland, Sweden, Australia, Monaco, Norway, Denmark, Austria, Ireland, Israel, Kuwait, Iran, Hong Kong, Japan, Malaise, Singapore, India, Indonesia and the People’s Republic of China. The Cordyceps Agreement grants the Company (a) the exclusive license to utilize 19 neutraceutical products and their raw materials in the above-listed territories; (b) the exclusive rights to register the Trademarks/Trade Names of the products under the Company’s name in each of the above-listed territories; (c) the exclusive license to use, replicate, copy, modify, adopt and manufacture the products for the purpose of developing derivative products by modifying, refining, upgrading, or improving the licensed property; and (d) the exclusive rights to the licensed products’ ingredients. In addition, Hotway granted the Company a right of first refusal to acquire any new products developed by Hotway after January 9, 2004. In consideration for rights granted under the Cordyceps Agreement, the Company agreed to pay Hotway $10,000 for each country listed above, for a total of $330,000, originally due to Hotway by March 9, 2005.  The Company also agreed to: (a) sell a minimum of 2,000 bottles/60 capsules of the licensed products within 6-12 months after March 9, 2004; (b) manage marketing programs for the licensed products within 3-6 months after March 9, 2004; (c) maintain sales of a minimum of 6,000 bottles/60 capsules annually for each above-listed country within 6-12 months after March 9, 2004; and (d) sell a minimum of 200kg/month of raw materials in Canada within 6-12 months after March 9, 2004.

On March 9, 2004, the Company entered into another licensing agreement (the “De-Daibe Agreement”), which grants the Company exclusive licenses to De-Daibe and Depressor Herbs neutraceutical products for a term of twenty years in the following countries: United States, Canada, Argentina, Brazil, Columbia, Chile, Uruguay, Paraguay, England, France, Germany, Italy, Spain, Holland, Poland, Switzerland, Sweden, Australia, Monaco, Norway, Denmark, Austria, Ireland, Israel, Kuwait, Iran, Hong Kong, Japan, Malaise, Singapore, India, Indonesia and the People’s Republic of China. This licensing agreement grants the Company (a) the exclusive license to utilize the De-Daibe and Depressor Herbs neutraceutical products and their raw materials in the above-listed territories; (b) the exclusive rights to register the Trademarks/Trade Names of the products under the Company’s name in each of the above-listed territories; (c) the exclusive license to use, replicate, copy, modify, adopt and manufacture the products for the purpose of developing derivative products by modifying, refining, upgrading, or improving the licensed property; and (d) the exclusive rights to the licensed products’ ingredients. In addition, Hotway granted the Company a right of first refusal to acquire any new products developed by Hotway after March 9, 2004. In consideration for rights granted under the De-Daibe Agreement, the Company agreed to pay Hotway $10,000 for each country listed above, for a total of $330,000 originally due to Hotway by March 9, 2005. The Company also agreed to: (a) sell a minimum of 2,000 bottles/60 capsules of the licensed products within 6-12 months after March 9, 2004; (b) manage marketing programs for the licensed products within 3-6 months after March 9, 2004; (c) maintain sales of a minimum of 6,000 bottles/60 capsules annually for each above-listed country within 6-12 months after March 9, 2004; and (d) sell a minimum of 200kg/month of raw materials in Canada within 6-12 months after March 9, 2004.

CHINA HEALTH HOLDING INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

3. INTANGIBLE ASSETS - CONT’D

b)	Licensing rights agreement - cont’d

Under the terms of the original Cordyceps and De-Daibe agreements (“Exclusive Licensing Agreements”), if the Company fails to meet any of the licensing commitments, the license agreements will terminate and all obligations under the agreements terminate. Upon expiration of the Exclusive Licensing agreements Hotway will own the rights to any modifications, upgrades or improvements made to the licensed products.

On November 2, 2004, the Company entered into an agreement with Hotway to amend the Exclusive Licensing Agreements (the “Amending Agreement”). The Amending Agreement amended certain payment terms under the Exclusive Licensing Agreements as follows: (1) the Company shall issue to Hotway 760,000 shares of common stock; and (2) pay an aggregate of $100,000 to Hotway no later than 90 days after the Company’s common stock has been approved for quotation on the OTC Bulletin Board. Other than this consideration, the Company is not required to make royalty or any other payments of any kind to Hotway in respect of the Exclusive Licensing Agreements. In the event that the Company does not pay or issue this consideration to Hotway, then the Exclusive Licensing Agreements will terminate and all other obligations under the Exclusive Licensing Agreements will terminate. This amendment supersedes the previous consideration that the Company owed to Hotway under the Exclusive Licensing Agreements. The amendment also provides that the Company shall have the exclusive licensing rights on any future improvements to the products that are licensed to the Company under the Exclusive Licensing Agreements.

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

Pursuant to an asset purchase agreement dated March 22, 2005, the Company acquired from the Company’s shareholders intellectual rights to 108 “100% Natural Taoist Herbal Medicinal Products” that comprise the Company’s Taoist Medicine product lines. In exchange for the rights, the Company agreed to pay total consideration as follows:

- 4,500,000 common shares at a fair value of $0.30 per share		$1,350,000
-Payable to shareholders	-	10,000

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

CHINA HEALTH HOLDING INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,	December 31,
	2006 $	2005 $
Computer	16,688	16,688
Furniture and Fixtures	2,849	2,849
	19,537	19,537
Less: accumulated depreciation	(9,168)	(4,906)

	10,369	14,631

5. DUE TO SHAREHOLDERS

The amount due to shareholders bears interest at 10% per annum, is unsecured and has no specific terms of repayment (Note 8).

6. CAPITAL STOCK

The authorized capital of the Company consists of 300,000,000 voting common shares with $0.001 par value and 20,000,000 voting preferred shares with $0.001 par value. On March 28, 2005, the Company had increased the authorized common shares from 55,000,000 shares to 300,000,000 shares.

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

During the period ended December 31, 2006, the Company issued a total of 27,180,000 common shares for services at an average of $0.032 per share for a total consideration of $871,075.

On February 16, 2006, the Company declared a stock dividend on the basis of one new share of common stock for every four shares of common stock outstanding, and one share of Series A preferred stock for every four shares of Series A preferred stock outstanding. The record date was February 28, 2006 and the payment date was March 17, 2006.

During the year the year ended December 31, 2006 the Company issued 4,824,710 common shares at an average price of $0.072 for deferred compensation for $347,040.

During the year ended December 31, 2006 the Company issued 13,450,000 common shares against the issuances of debt and accounts payable at an average rate of $0.029 for cosultation services of $386,250.

During the year the Company issued 3,400,000 common shares at an average rate of $0.036 applied against pre-paid expenses of $123,000

CHINA HEALTH HOLDING INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

6.	CAPITAL STOCK - CONT’D

The Company has granted stock options as follows:
	Number of Options	Weighted Average Exercise price $	Weighted Average Remaining Contractual Life

Balance, December 31, 2004	6,600,000	0.11	3.33 years

Issued during the period	3,727,7530	0.63	-
Exercised during the period	(348,578)	0.10
Cancelled during the period	(1,650,000)	0.13	-
Expired during the period	(350,000)	0.10	-

Balance December 31, 2005	7,979,175	0.15	2.81 years

Issued during the period	6,650,000	0.20	-
Cancelled during the period	(1,000,000)	0.20	-
Expired during the period	(900,000)	0.30	-

Balance, December 31, 2006	12,729,175	0.19	2.22 years

a)	On June 12, 2006, the Company increased the number of shares of common stock of the Company subject to the Company’s 2005 stock Incentive plan from 3,900,000 to 9,000,000.

b)
On January 22, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $54,850 was recorded as consulting expense and $57,031as deferred compensation during the year ended December 31, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.26%
Dividend yield	0%
Volatility factor	272%
Expected option life	2 years

c)
On January 22, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $36,158 was recorded as consulting expense and $75,295 as deferred compensation during the year ended December 31, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.26%
Dividend yield	0%
Volatility factor	272%
Expected option life	2.92 years

CHINA HEALTH HOLDING INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

6.	CAPITAL STOCK - CONT’D

d)
On January 22, 2006, the Company granted 2,500,000 stock options to the President of the Company with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $276,191 was recorded as consulting during the year ended December 31, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.21%
Dividend yield	0%
Volatility factor	272%
Expected option life	4 years

e)
On January 28, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $83,342 was recorded as consulting expense and $95,689 as deferred compensation during the year ended December 31, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.38%
Dividend yield	0%
Volatility factor	270%
Expected option life	2 years

f)
On February 1, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $109,453 was recorded as consulting expense and $127,178 as deferred compensation during the year ended December 31, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.47%
Dividend yield	0%
Volatility factor	269%
Expected option life	2 years

g)
On February 7, 2006, the Company granted 150,000 stock options to a consultant with an exercise price of $0.30 per share subject to immediate vesting. Stock-based compensation of $12,959 was recorded as consulting expense and $7,783 as deferred compensation during the year ended December 31, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.55%
Dividend yield	0%
Volatility factor	266%
Expected option life	1 year

CHINA HEALTH HOLDING INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

6.	CAPITAL STOCK - CONT’D

h)
During the year ended December 31, 2006, the Company decreased the exercise price of 100,000 stock options granted to a consultant during the year ended December 31, 2005, from $1.00 per share to $0.30 per share. Stock-based compensation of $1625 was recorded as consulting expense and $976 as deferred compensation during year ended December 31, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.55%
Dividend yield	0%
Volatility factor	266%
Expected option life	1 year

i)
During the year ended December 31, 2006, the Company decreased the exercise price of 100,000 stock options granted to a consultant during the year ended December 31, 2005, from $1.00 per share to $0.30 per share. Stock-based compensation of $1,221 was recorded as consulting expense and $755 as deferred compensation during the year ended December 31, 2006. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.59%
Dividend yield	0%
Volatility factor	269%
Expected option life	1 year

j)
On May 1, 2006, the Company increased the exercise price of 250,000 stock options granted to a consultant from $0.30 to $0.50 per share for 125,000 stock options and $1.00 per share for the remaining 125,000 stock options.

The Company has issued share purchase warrants as follows:
	2006		2005
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of year	1,180,000	$0.70	339,000	$0.56
Issued during the year	31,650,000	0.15	1,080,000	0.75
Expired during the year	0	0.15	239,000	0.75

Balance at End of Year	31,750,000	$0.15	1,180,000	$0.70

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
DECEMBER 31, 2006

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

v)
During 2006, the Company issued 21,650,000 warrants at $0.20 per unit. Each warrant entitles the holder to purchase an additional common share for $0.20 and must be exercised within two years of the date of issuance. The Company issued 10,000,000 warrants at $0.10 per unit. Each warrant entitles the holder to purchase an additional common share for $0.10 and must be exercised within two years of the date of issuance.

The Company entered into the following non-cash transactions:

a.	On December 30, 2006, the Company issued 2,000,000 shares of common stock with a fair value of $.025 per share for consulting services; $50,000 is included in consulting services for 2006.

b.	On December 30, 2006, the Company issued 1,000,000 shares of common stock with a fair value of $.025 per share for consulting services; $25,000 is included in consulting services for 2006.

c.	On December 30, 2006, the Company issued 300,000 shares of common stock with a fair value of $.025 per share for consulting services; $7,500 is included in consulting services for 2006.

d.	On December 30, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share for consulting services; $3,750 is included in consulting services for 2006.

e.	On December 30, 2006, the Company issued 800,000 shares of common stock with a fair value of $.025 per share for consulting services; $20,000 is included in consulting services for 2006.

f.	On December 29, 2006, the Company cancelled 875,000 shares of common stock with a fair value of $.025 per share due to cancellation of services.

g.	On December 29, 2006, the Company issued 880,000 shares of common stock with a fair value of $.025 per share to settle $22,000 of debt.

h.	On December 28, 2006, the Company issued 3,800,000 shares of common stock with a fair value of $.025 per share to settle $95,000 of debt.

i.	On December 28, 2006, the Company issued 700,000 shares of common stock with a fair value of $.025 per share for consulting services; $17,500 is included in consulting services for 2006.

j.	On December 28, 2006, the Company issued 1,000,000 shares of common stock with a fair value of $.025 per share for consulting services; $25,000 is included in consulting services for 2006.

k.	On December 18, 2006, the Company issued 300,000 shares of common stock with a fair value of $.025 per share for consulting services; $7,500 is included in consulting services for 2006.

CHINA HEALTH HOLDING INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

l.	On December 18, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share for consulting services ; $7,500 is included in consulting services for 2006.

m.	On December 18, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share for consulting services; $7,500 is included in consulting services for 2006.

n.	On December 14, 2006, the Company issued 150,000 shares of common stock with a fair value of $.026 per share for Legal services; $3,900 is included in professional fees for 2006.

o.	On December 12, 2006, the Company issued 300,000 shares of common stock with a fair value of $.026 per share for consulting services; $7,800 is included in consulting services for 2006.

p.	On December 12, 2006, the Company issued 300,000 shares of common stock with a fair value of $.026 per share for consulting services; $7,800 is included in consulting services for 2006.

q.	On December 12, 2006, the Company issued 1,000,000 shares of common stock with a fair value of $.026 per share for Legal services; $26,000 is included in professional fees for 2006.

r.	On December 12, 2006, the Company issued 1,000,000 shares of common stock with a fair value of $.026 per share for consulting services ; $26,000 is included in consulting services.

s.	On December 1, 2006, the Company issued 2,000,000 shares of common stock with a fair value of $.025 per share for consulting services; $50,000 is included in consulting fees for 2006.

t.	On November 27, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share for Legal services; $3,750 is included in professional fees for 2006.

u.	On November 27, 2006, the Company issued 100,000 shares of common stock with a fair value of $.025 per share for Legal services; $2,500 is included in professional fees for 2006.

v.	On November 26, 2006, the Company issued 1,500,000 shares of common stock with a fair value of $.025 per share to settle debt of $37,500 in 2006.

w.	On November 26, 2006, the Company issued 550,000 shares of common stock with a fair value of $.025 per share for Legal services; $13,750 is included in professional fees for 2006.

x.	On November 21, 2006, the Company issued 450,000 shares of common stock with a fair value of $.025 per share for Legal services; $11,250 is included in professional fees for 2006.

y.	On November 21, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share for management services; $3,750 is included in management fee for 2006.

z.	On November 21, 2006, the Company issued 125,000 shares of common stock with a fair value of $.025 per share for consulting services; $3,750 is included in consulting fees for 2006.

aa.	On November 21, 2006, the Company issued 250,000 shares of common stock with a fair value of $.025 per share to settle debt of $6,250 in 2006.

bb.	On November 20, 2006, the Company issued 1,400,000 shares of common stock with a fair value of $.025 per share for consulting services; $35,000 is included in consulting services for 2006.

cc.	On November 17, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share for Legal services; $3,750 is included in professional fees for 2006.

CHINA HEALTH HOLDING INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

dd.	On November 17, 2006, the Company issued 100,000 shares of common stock with a fair value of $.025 per share for consulting services; $2,500 is included in professional fees for 2006.

ee.	On November 17, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share for PR services; $3,750 is included in consulting services for 2006.

ff.	On November 17, 2006, the Company issued 500,000 shares of common stock with a fair value of $.025 per share for consulting services; $12,500 is included in consulting services for 2006.

gg.	On November 17, 2006, the Company issued 200,000 shares of common stock with a fair value of $.025 per share for consulting services; $5,000 is included in consulting services for 2006.

hh.	On November 17, 2006, the Company issued 800,000 shares of common stock with a fair value of $.025 per share to settle $20,000 of debt.

ii.	On November 17, 2006, the Company issued 500,000 shares of common stock with a fair value of $.025 per share for PR services; $12,500 is included in consulting services for 2006.

jj.	On November 17, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share to settle $3,750 of debt.

kk.	On November 17, 2006, the Company issued 500,000 shares of common stock with a fair value of $.025 per share for consulting services; $12,500 is included in consulting services for 2006.

ll.	On November 16, 2006, the Company issued 800,000 shares of common stock with a fair value of $0.25 per share for PR services; $20,000 is included in consulting fees for 2006.

mm.	On November 17, 2006, the Company issued 810,000 shares of common stock with a fair value of $.025 per share to settle $20,250 of debt.

nn.	On November 16, 2006, the Company granted warrants to acquire 2,000,000 shares of common stock exercisable at $0.20 per share for 5 years as compensation to the Companies current president.

oo.	On October 19, 2006, the Company issued 50,000 shares of common stock with a fair value of $.035 per share to settle $4,000 of debt.

pp.	On October 18, 2006, the Company issued 3,250,000 shares of common stock in consideration for consulting services.

qq.	On October 12, 2006 the Company granted warrants to acquire 11,650,000 shares of common stock in consideration for consulting and management services.

rr.
On October 12, 2006, the Company issued 10,000,000 shares and granted warrants to acquire 10,000,000 shares of common stock exercisable at $0.10 per share for five years and warrants to acquire 10,000,000 shares of common stock exercisable at $0.20 for ten years to settle $300,000 of debt.

ss.	On October 4, 2006, the Company issued 200,000 common shares with a fair value of $0.03 per share to settle $6,000 of services provided..

tt.	On September 27, 2006, the Company issued 200,000 common shares with a fair value of $0.03 per share for a loss on shares issued for lease payments.

uu.	On September 27, 2006, the Company issued 400,000 common shares with a fair value of $0.03 per share for auto expenses, of which $12,00 is included in prepaid expenses.

vv.	On September 27, 2006, the Company issued 125,000 common shares with a fair value of $0.045 per share for $5,625 of consulting services included in deferred compensation.

ww.	On September 27, 2006, the Company issued 4,525,000 common shares with a fair value of $0.04 per share for $181,000 of consulting services of which $101,204 is included in deferred compensation.

xx.	On September 27, 2006, the Company issued 100,000 common shares with a fair value of $0.03 per share for $3,000 of charitable donations.

yy.	On September 27, 2006, the Company issued 965,000 common shares with a fair value of $0.03 per share for $28,950 of consulting services of which $13,221 is included in deferred compensation.

zz.	On June 16, 2006, the Company issued 250,000 common shares with a fair value of $0.105 per share for $26,250 of consulting services.

aaa.	On June 1, 2006, the Company issued 500,000 common shares with a fair value of $0.09 per share for $45,000 of consulting services.

bbb.	On May 4, 2006, the Company issued 250,000 common shares with a fair value of $0.10 per share for $25,000 of legal services.

ccc.	On April 16, 2006, the Company issued 500,000 common shares with a fair value of $0.10 per share for $50,000 of management consulting services.

ddd.	On April 12, 2006, the Company issued 300,000 common shares with a fair value of $0.105 per share for $31,500 of consulting services.

eee.	On April 12, 2006, the Company issued 150,000 common shares with a fair value of $0.105 per share for $15,750 of management consulting services.

fff.	On February 21, 2006, the Company issued 300,000 shares with a fair value of $0.12 per share for $36,000 of consulting services. is included in deferred compensation.

ggg.	On February 21, 2006, the Company issued 150,000 shares with a fair value of $0.12 per share for $18,000 of filing services. At September 30, 2006, $7,685 is included in deferred compensation.

hhh.
On February 16, 2006, the Company declared a stock dividend on the basis of one new share of common stock for every four shares of common stock outstanding, and one new share of Series A preferred stock for every four shares of Series A preferred stock outstanding. The record date was February 28, 2006 and the payment date was March 17, 2006.

CHINA HEALTH HOLDING INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

7.	SUPPLEMENTARY NON-CASH INFORMATION- CONT’D

jjj.	On February 14, 2006, the Company issued 100,000 common shares with a fair value of $0.11 per share for $11,000 of consulting services, included in deferred compsnation.

kkk.	On February 2, 2006, the Company issued 90,000 common shares with a fair value of $0.25 per share for $22,500 of consulting services included in deferred compensation..

lll.	On January 28, 2006, the Company issued 200,000 common shares with a fair value of $0.19 per share for $38,000 of consulting services is included as a deferred compensation.

mmm.	On January 22, 2006, the Company issued 134,710 common shares with a fair value of $0.12 per share for $16,165 of consulting services is included in deferred compensation.

nnn.	On January 22, 2006, the Company issued 150,000 common shares with a fair value of $0.12 per share for $18,000 of consulting services is included as a deferred compensation.

ooo.	On January 22, 2006, the Company issued 100,000 common shares with a fair value of $0.12 per share for $12,000 of consulting services included in deferred compensation.

ppp.	On January 18, 2006, the Company issued 300,000 common shares with a fair value of $0.11 per share for $33,000 of consulting services is included in deferred compensation.

qqq.	On January 17, 2006, the Company issued 100,000 common shares with a fair value of $0.12 per share for $12,000 of consulting services is included in deferred compensation.

rrr.	On January 17, 2006, the Company issued 150,000 common shares with a fair value of $0.12 per share for $18,000 of consulting services is included in deferred compensation.

sss.
During the quarter ended September 30, 2005, the Company issued 5,625,000 common shares with a fair value of $0.24 per share as partial consideration for the purchase of licensing rights. (See Note 3 (c)).

ttt.
During the year ended December 31, 2005, the Company issued 534,875 common shares with fair values ranging from $0.20 to $0.24 for a total value of $125,725 of which $50,725 was recorded as consulting expenses and $75,000 was recorded as professional fees.

8. RELATED PARTY TRANSACTIONS

The Company has entered into the following related party transactions:

a)	Recorded management and consulting fees to directors and shareholders totalling $2,023,884

b)	Accrued interest expense to directors and shareholders totalling $111,410

CHINA HEALTH HOLDING INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

9.  COMMITMENTS

a)
On December 12, 2006, the Board of Directors of China Health Holdings, Inc. terminated, Nick DeCotiis as President of the Company. The Company's Board of Directors appointed Julianna Lu, as President of the Company. Ms. Lu is the Founder, Chief Executive Officer and Chairman.

b)
On November 28, 2006, China Health Holdings, Inc (the "Company") executed a binding Acquisition Letter of Intent with Xi'an Chunhui Pharmaceuticals Co. Ltd. ("Xi'an Chunhui") for the proposed acquisition of 51% or more ownership of Xi'an Chunhui. Pursuant to the letter of intent, both parties have expressed their intent and support for the cooperation and accomplishment of the acquisition of Xi'an Chunhui, by the Company. Further, Xi'an Chunhui has agreed to offer the Company first refusal rights and legal exclusive rights for the acquisition of 51% or more ownership of Xi'an Chunhui within twelve months from the date of the Letter of Intent. Xi'an Chunhui has agreed to provide the Company with all necessary documentation and audited financial statements within 60days, to enable the Company to conduct its due diligence. The completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement, as well as to the completion of full legal and financial due diligence.

c)
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

d)
On October 11, 2006, the Company entered into a letter of intent, with BeiJing Boran Pharmaceutical Co., Ltd. (“BeiJing Boran”), for the proposed acquisition by the Company of 51% or more of Beijing Boran. Pursuant to the Letter of Intent, the Company has first refusal rights and legal exclusive rights to acquire 51% or more of BeiJing Boran for a period of nine months from the date of letter.

e)
On September 19, 2006, the Company entered into a consulting agreement with the President of the Company who will provide consulting services for two years in consideration for 250,000 shares of the Company’s common stock (issued) and warrants to purchase 6,000,000 shares of the Company’s stock at $0.20 for one year (issued subsequently).

f)
On September 19, 2006, the Company entered into a consulting agreement with a company related by a common president and an independent company (the “Consultants”) for the provision of consulting services in exchange for 250,000 common shares of the Company and a cash finders’ fee of 10% of any corporate financing raised by the Consultants, and two year warrants to purchase common stock equal to 10% of the number of securities sold by the Consultants.

g)
On June 22, 2006, the Company entered into a letter of intent with Henan Furen Pharmaceuticals Group Co., Ltd. (“Furen”), China, for the proposed acquisition by the Company of 51% or more of Furen’s subsidiary Henan Furen Huaiqingtang Pharmaceuticals Co. Ltd. (“Huiaqingtang “) Pursuant to the Letter of Intent, the Company has first refusal rights and legal exclusive rights to acquire 51% or more of Furen for a period of nine months from the date of letter. On August 7, 2006, the Company entered into a definitive acquisition agreement with Furen and Huiaqingtang to acquire 60% of the outstanding stock of Huiaqingtang at an aggregate purchase price of $95,000,000 RMB, a portion of which shall be paid by the Company on or before the closing of the agreement and a portion to be paid three months after closing.

h)
On June 16, 2006, the Company entered into an engagement agreement with a placement agent who will market the Company’s proposed debt/equity offering (the “Offering”) in consideration for 250,000 common shares (issued) and a cash fee equal to 10% of the gross proceeds of the Offering and warrants to purchase 10% of the total number of shares, or underlying shares to be purchased by the investor exercisable at a price equal to the purchase price or conversion price paid by the investor. The term of the agreement is one year.

i)
On May 27, 2006, the Company entered into a consulting agreement with consulting firm that will provide marketing, investor relations and public relations services for one year in consideration for 1,500,000 shares of the Company’s common stock. At September 30, 2006, the Company had issued 500,000 shares of common stock. Subsequent to the period the Company cancelled the consulting agreement and will not issue any more shares.

CHINA HEALTH HOLDING INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

9.  COMMITMENTS - CONT’D

j)
On May 2, 2006, the Company entered into a letter of intent, with Shannxi Meichen Pharmaceuticals Co. Ltd. (“Shannxi”), China, for the proposed acquisition by the Company of 51% or more of Shannxi. Pursuant to the Letter of Intent, the Company has first refusal rights and legal exclusive rights to acquire 51% or more of Shannxi for 9 months from the date of letter. In September 2006 the Company executed a definitive acquisition agreement with Shaanxi to acquire 100% of the issued and outstanding stock of Shaanxi for an aggregate purchase price of $24,800,000 RMB. The purchase price is payable as follows: i) 80% of the purchase price is payable in shares of common stock of the Company, based on the average closing price of the Company’s common stock, as reported on the OTCBB for the five day period prior to the closing date of the acquisition and ii) 20% of the purchase price payable in cash within 30 days of closing the transaction.

k)
On April 16, 2006, the Company entered into a letter of intent, with Henan Tiankang Pharmaceuticals Co. ltd. (“Henan”), located in Henan, China, for the proposed acquisition by the Company of 51% or more of Henan. Pursuant to the Letter of Intent, the Company has first refusal rights and legal exclusive rights to acquire 51% of Henan for a period of nine months from the date of letter.

l)
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

CHINA HEALTH HOLDING INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

9.  COMMITMENTS - CONT’D

m)
On February 21, 2006, the Company filed a Certificate of Designation, Powers Preferences and Rights of Series A preferred stock which authorized the Company to issue up to 1,000,000 shares of Series A preferred stock with a par value of $0.001 per share. The Series A preferred stock has a stated value of $0.15 per share and a liquidation preference over the Company’s common stock. Holders of Series A preferred stock are entitled to two votes for each share of Series A preferred stock owned. Each share of Series A preferred stock is convertible, at the option of the holder, into two shares of common stock, commencing two years after the date of issuance, provided the market price of the common stock is not below $1.00 per share. Additionally, if prior to two years from the date of issue, there is a sale or other disposition of all or substantially all of the Company’s assets, a transaction or series of related transactions in which more than 50% of the voting po wer of the Company is disposed of, or upon a consolidation, merger or other business combination where the Company is not the survivor, then immediately prior to such event each holder of Series A preferred stock may convert any or all of such holder's shares of Series A preferred stock into common stock.

n)
On January 16, 2006, the Company entered into a letter of intent, effective January 27, 2006, with WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences, located in Beijing, China, for the worldwide development of the China International University of Traditional Chinese Medicine and the University Hospital for Traditional Chinese Medical Sciences (the “Project”). Pursuant to the Letter of Intent, the parties agreed to pursue the co-development of the Project on a worldwide basis for a five (5) year period following execution of the Letter of Intent. Further, WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences have agreed to provide the Company with full intellectual and scientific and medical and technical support for further development of the Project, while the Company has agreed to be responsible for further investment capital and business development for the Project. The parties have agreed to further discuss and negotiate the detailed terms for the development of the Project, and expect that any such agreement shall be made in a formal agreement to be entered into between the parties.

o)	Pursuant to various management and consulting contracts the Company has committed to pay fees and issue common stock as follows:

-	pay a monthly management fee of $20,000 to the Company’s Chief Executive Officer starting on January 1, 2006 and pay a 3% royalty on gross sales of the Company.
-	pay a monthly consulting fee of $10.000 to a shareholder and officer of the Company.
-	pay a monthly consulting fee of $5,000 to a shareholder and officer of the Company, but cancelled effective October 1, 2006.

10.  SUBSEQUENT EVENTS

a)
On January 1, 2007, China Health Holdings, Inc. (the "Company") executed an Acquisition Definitive Agreement (the "Agreement") with Xi'An Meichen Pharmaceutical Co. Ltd. ("Xi'An Meichen") to acquire all of the assets of Xi'An Meichen. Pursuant to the Agreement, the Company has agreed to acquire from Xi'An Meichen its pharmaceutical manufacturing facilities which are certified by the China State Food and Drug Administration ("China -SFDA"), a total of 43 China-SFDA certified pharmaceutical drugs, and a total of 25 MU lands, which is approximately 16,000 square meters (collectively the "Assets"). In consideration for the Assets, the Company has agreed to issue 20,000,000 shares of restricted common stock and pay $12,000,000 RMB (USD $1,535,313) to Xi'An Meichen. The Agreement contemplates that the transaction will be completed at a closing to be held on the first business day after the closing conditions are met or waived (the "Closing Conditions"), or on a date agreed upon by the parties. The closing conditions include, but are not limited to: (i) the satisfactory completion by each party of a review of the business operations, finances, assets and liabilities of the other party, (ii) delivery of such certificates and closing documents as each party's counsel may request, and (iii) the approval of all of the shareholders of Xi'An Meichen.

b)
On January 12, 2007, China Health Holdings, Inc. (the "Company") entered into a binding Memorandum of Understanding ("MOU") with Beijing Jifatang Chinese Medicine Research Institute ("BJCMRI") and Beijing Jifatang Chinese Medicine Research & Development Institution ("BJCMRDI") for establishing the strategic partnership, collaboration and alliances for further research, development, manufacture and commercialization of new innovative pharmaceutical drugs for the treatment of diseases and conditions related to cancers, diabetes, cardiovascular disease, cerebral diseases and neurological disorders. The MOU provides that BJCMRI and BJCMRDI will grant to the Company first refusal rights and exclusive rights to acquire

CHINA HEALTH HOLDING INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

10.  SUBSEQUENT EVENTS - CONT’D

c)
all rights to any new drugs and to any intellectual properties which BJCMRI and BJCMRDI may develop for a term of 10 years. As consideration for granting to the Company such first refusal and exclusive rights, the Company agreed to issue an aggregate of 200,000 restricted shares of its common stock to BJCMRI and BJCMRDI.

d)
On January 19, 2007, China Health Holdings, Inc. (the "Company") executed an Acquisition Definitive Agreement (the "Agreement") with Beijing Boran Pharmaceuticals Co. Ltd. ("Beijing Boran") pursuant to which the Company will acquire 65% of the total issued and outstanding shares of Beijing Boran (the "Shares"). In exchange for the Shares the Company shall pay a consideration of USD $3,000,000. The consideration was determined based upon a total revenue of 32,000,000 RMB ( " China Currency") (approximately USD$4,118,000) (the "Revenue Target") and assets of 58,511,000 RMB (approximately USD$7,530,000) for the year ended December 31, 2006 and revenue of $30,000,000 RMB (approximately USD$3,861,000 for the year ended December 31, 2005. The consideration shall be paid at the closing with USD$800,000 retained by the Company in the event that upon the completion of audited financial statements of Bejing Boran, the Revenue Target is not met. The consideration shall be reduced as agreed upon by the Company and Bejing Boran.

e)
On February 9, 2007, China Health Holdings, Inc. appointed Xiao Fei Yu as President of the Company. Mr. Yu has served as a Director of the Company since May 26, 2004 and was appointed as our Vice President on October 6, 2004. Mr. Yu has helped the Company create and develop 26 natural herbal product formulas that make up our King of Herbs and Taoist Medicine product lines. From 1997 to Present, Mr. Yu has been the President and Director of Taoist Tantric & Toltec Research and Development Centre located in Beijing, People's Republic of China. From 1998 to Present, Mr. Yu has been a Research Scientific Consultant of Central TCM Research and Development Institute located in Beijing, People's Republic of China. From 1999 to Present, Mr. Yu has been teaching Taoism, Taoist medicine and Indian classical philosophy & religion as a professor in the Department of Philosophy at the University of CCCP located in Beijing, People's Republic of China. From 1994 until 1999, Mr. Yu was an Associate Professor in Taoism, Taoist medicine, Buddhism and Scientific Philosophy in the Department of Philosophy at the University of CCCP.

The Company has also entered into a Consulting Agreement with Mr. Yu pursuant to which Mr. Yu will provide global corporate development consulting services to the Company, including, advising the company with respect to global corporate development, strategic planning, global strategic partnership, business development and to assist the Company with identifying suitable acquisition candidates in the PR of China. The consulting agreement provides for a term of two years with an initial review after six months and annual reviews thereafter, at which time, the terms of the consulting agreement, including compensation, may be amended upon the mutual agreement of the parties. In consideration for the consulting services, the Company agreed to a monthly compensation of $18,000 USD which will accrue as a loan to the Company until as such time as the Company shall have closed a financing. In addition, the Company agreed to issue to Mr. Yu warrants to purchase 4,000,000 shares of common stock of the Company exercisable at a price of $0.20 per shares which shall be exercisable through February 8, 2012 or within 30 days of the termination of the Consulting Agreement.

Also on February 9, 2007, the Company appointed Dr. Zheng-Lun Fan as a director of the Company. Dr. Fan has served as the Company's Vice President of Research & Development since 2005. Over the past five years, Dr. Fan has been a research fellow at Beijing's Cui Yue-li Research Center of Traditional Chinese Medicine, where he is also Professor. Dr. Fan is nationally known as an expert in Chinese traditional medicine, which he has practiced for more than 40 years.

Dr. Fan was also appointed to serve as a member of the Company's Nominating Committee and Corporate Governance Committee.

There are no understandings or arrangements between Dr. Fan and any other person pursuant to which Dr. Fan was selected as a director. Dr. Fan does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer.

CHINA HEALTH HOLDING INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

 10.  SUBSEQUENT EVENTS - CONT’D

The Company has also entered into a Consulting Agreement with Dr. Fan pursuant to which Dr. Fan will provide global corporate development consulting services to the Company, including, advising the company with respect to global corporate development, strategic planning, global strategic partnership, business development and to assist the Company with identifying suitable acquisition candidates in the PR of China. The consulting agreement provides for a term of two years with an initial review after six months and annual reviews thereafter, at which time, the terms of the consulting agreement, including compensation, may be amended upon the mutual agreement of the parties. In consideration for the consulting services, the Company agreed to issue to Dr. Fan 500,000 shares of common stock pursuant to Section 4(2) of the Securities Act of 1933, as amended. In addition, the Company agreed to issue to Dr. Fan warrants to purchase 1,000,000 shares of common stock of the Company exercisable at a price of $0.20 per shares which shall be exercisable through February 8, 2012 or within 30 days of the termination of the Consulting Agreement.

In addition, on February 9, 2007, the shareholders of the Company holding 2/3 of the outstanding voting stock of the Company voter to remove DaHong Li as a director of the Company. Mr. Li will serve as a Vice-President of the Company on a consultancy basis.

f)	On January 12, 2007, the Company issued 5,000,000 shares of common stock with a fair value of $.026 per share for initial deposit for acquisition of a subsidiary.

g)	On January 12, 2007, the Company issued 200,000 shares of common stock with a fair value of $.026 per share for a Binding memorandum of understanding.

h)	On January 12, 2007, the Company issued 120,000 shares of common stock with a fair value of $.025 per share for Legal services in 2007.

i)	On February 9, 2007, the Company issued 150,000 shares of common stock with a fair value of $.026 per share for Legal services in 2007.

j)	On February 9, 2007, the Company issued 500,000 shares of common stock with a fair value of $.026 per share for Director Services in 2007.

k)	On February 9, 2007, the Company issued 4,000,000 shares of common stock with a fair value of $.026 per share to settle $104,000 of shareholder debt.

l)	On February 9, 2007, the Company issued 980,000 shares of common stock with a fair value of $.026 per share for management services.

m)	On February 9, 2007, the Company issued 900,000 shares of common stock with a fair value of $.026 per share for consulting services.

n)	On February 9, 2007, the Company issued 800,000 shares of common stock with a fair value of $.026 per share for management services.

o)	On February 9, 2007, the Company issued 500,000 shares of common stock with a fair value of $.026 per share for management services.

p)	On February 9, 2007, the Company issued 2,000,000 shares of common stock with a fair value of $.026 per share for PR services.

CHINA HEALTH HOLDING INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

 10.  SUBSEQUENT EVENTS - CONT’D

q)	On February 20, 2007, the Company entered into a consulting agreement, where this Company will pay consultant $5,000 and issue 50,000 shares of common stock for consulting services.

r)	On February 28, 2007, the Company issued 8,000,000 shares of common stock with a fair value of $.026 per share for acquisition of subsidiary.

s)
On March 12, 2006, the Company issued 5,000,000 shares and granted warrants to acquire 5,000,000 shares of common stock exercisable at $0.10 per share for five years and warrants to acquire 5,000,000 shares of common stock exercisable at $0.20 for ten years to settle $300,000 of debt.

t)	On March 16, 2007, the Company issued 45,000 shares of common stock for consulting services.

u)	On March 16, 2007, the Company issued 150,000 shares of common stock with a fair value of $.025 per share for Legal services in 2007.

v)	On March 16, 2007, the Company issued 250,000 shares of common stock with a fair value of $.025 per share for Legal services

w)	On March 16, 2007, the Company issued 200,000 shares of common stock for consulting services.