Form 10QSB
period 2007-03-31
China Holdings, Inc.
filed 2007-05-17
CIK 1302331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission File Number 333-119034

CHINA HOLDINGS, INC.
(F/K/A CHINA HEALTH HOLDING, INC.)
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

Yes [ ] No [ x ]

Total revenues for quarter ended March 31, 2007 were $0

As of  May 14,2007 there were 130,957,060 shares of issuer's common stock issued and outstanding and 1,250,000 Series A Preferred Shares issued and outstanding.

CHINA HOLDINGS, INC.

FORM 10-QSB

For the Fiscal Quarter Ended March 31, 2007

CHINA HOLDINGS, INC.

(a development stage company)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHINA HOLDINGS INC.
(a development stage company)
CONDENSED CONSOLIDATED BALALNCE SHEET
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS		(Audited)

CURRENT ASSETS
Cash	$15,940	$-
Prepaid expenses and other current assets	61,390	97,759
Total current assets	77,330	97,759

PROPERTY AND EQUIPMENT, net (Note 4)	607,631	10,369
Intangible Assets (Note 3)	3	3

TOTAL ASSETS	$684,964	$108,131

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$34,069	$35,007
Due to shareholders (Note 5)	817,583	875,822
Total current liabilities	851,652	910,829

COMMITMENTS (Notes 3 and 9)

DEFICIENCY IN SHARESHOLDER EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized,
1,250,000 (December 31, 2006 – 1,250,000) shares issued and outstanding (Note 6)	1,250	1,250
Common stock, $0.001 par value, 300,000,000 shares authorized
135,328,460 (December 31, 2006-106,747,060) shares issued and outstanding (Note 6)	135,329	106,747
Additional paid-in capital	12,357,035	8,496,543
Deferred compensation (Note 6 and 7)	(124,501)	(153,942)
Deficit accumulated during the development stage	(12,472,620)	(9,193,377)
Accumulated other comprehensive loss	(63,181)	(59,919)
Total Stockholders’ Deficit	(166,688)	(802,698)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$684,964	$108,131

See Notes to Unaudited Condensed Consolidated Financial Statements

CHINA HOLDINGS INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTOF OPERATIONS & COMPREHENSIVE LOSSES
(Unaudited)

	For the	For the	Culmulative results of
	Three Month	Three Month	operations from
	Ended	Ended	April 3, 2002
	March 31	March 31	(Inception)
	2007	2006	to March 31, 2007
SALES	$-	$-	$8,976
Cost of goods sold	-	-	245
Gross Profit		-	8,731
EXPENSES
Advertising and promotion	-	-	121,892
Amortization of intangible assets	-	-	7,125
Consulting fees (Notes 6 and 7)	951,692	117,104	3,893,518
Depreciation	738	1,052	9,906
Interest and bank charges (Note 8)	324,852	21,339	512,446
Investor relations	41,990	34,479	173,469
Management fees (Note 7)	118,194	169,538	2,323,538
Office	6,872	8,794	91,484
Professional fees (Note 7)	18,585	61,637	819,820
Compensatory element of Stock	1,797,833	-	2,560,698
Rent	8,772	8,111	83,668
Research and development (Note 3)	-	-	1,743,593
Travel	8,359	3,556	47,183
Impairment of licensing rights (Note 3)	-	-	182,874
Vehicle	2,911	3,106	28,702
TOTAL EXPENSES	3,280,798	428,716	12,599,916

NET LOSS FROM OPERATIONS	(3,280,798)	(428,716)	(12,591,185)
OTHER INCOME (EXPENSES)
Foreign exchange	1,555	(403)	36,542
Gain (loss) on settlement of debts and issuance of shares (Notes 7 and 11)	-	-	82,023

Other Income (expenses)	1,555	(403)	118,565

NET LOSS	$(3,279,243)	$(429,119)	$(12,472,620)

BASIC NET LOSS PER SHARE	($0.03)	($0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	108,937,193	51,931,000

NET LOSS	$(3,279,243)	$(429,119)
Comprehensive translation loss	(3,262)	-
Comprehensive loss	$(3,282,505)	$(429,119)

See Notes to Unaudited Condensed Consolidated Financial Statements

CHINA HOLDINGS INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the	Culmulative results of
	Three Month	Three Month	operations from
	Ended	Ended	April 3, 2002
	March 31	March 31	(Inception)
	2007	2006	to March 31, 2007
	$	$	$

OPERATING ACTIVITIES
Net loss	(3,279,243)	(429,119)	(12,472,620)
Adjustments to reconcile net loss to cash used
in operating activities:
Accrued interest	30,265	20,069	211,835
Amortization of intangible assets		-	7,125
Compensatory element of stock	77,932	-	640,541
Depreciation	738	1,052	9,906
Impairment of licensing rights	-	-	182,874
License rights	-	-	1,359,999
Loss on settlement of debts and	-	-	(90,524)
issuance of shares
Non cash expenses paid with shares	1,115,309	121,151	4,318,899
Stock-based compensation	29,441	156,412	1,734,095
Warrant issued for compensation	1,797,833	-	2,560,698

Changes in operating assets and liabilities
Prepaid expenses	36,369	(2,350)	89,745
Accounts payable and accrued liabilities	(938)	(13,165)	42,449
Net cash used in operating activities	(192,294)	(145,950)	(1,404,978)

INVESTING ACTIVITIES
Purchase deposit for acquisition of companies	-	-	(19,536)
Net cash used in investing activities	-	-	(19,536)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	513,697
Net advances (repayment) from shareholders	211,495	159,457	989,937
Net cash provided by financing activities	211,495	159,457	1,503,634

EFFECT OF EXCHANGE RATE CHANGES	(3,261)	(14,380)	(63,180)

NET INCREASE (DECREASE) IN CASH	15,940	(873)	15,940

CASH, BEGINNING OF YEAR	-	14,887	-

CASH, END OF YEAR PERIOD	15,940	14,014	15,940

See Notes to Unaudited Condensed Consolidated Financial Statements

CHINA HOLDINGS INC.
(a development ste company)

NOTES TO CONDENSED CONSOLIDD FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

China Holdings Inc. (the "Company") is a Nevada company incorporated on April 3, 2002 as A E&E Pharma Corporation. The Company changed its name to China Health Holding Inc. on May 25, 2004. The Company is a development stage company that is engaged in the development of potential merger and acquisition opportunities with major pharmaceutical companies in PR China and ultimately the development of a pharmaceutical drug pipeline and technology. (Note 9)

The Company completed a Form SB-2 registration statement with the United States Securities and Exchange Commission on February 11, 2005 and received approval from the NASD for the listing of the Company's shares for trading on the Over the Counter Bulletin Board ("OTCBB') on April 18, 2005.

On May 1, 2007, China Health Holdings, Inc., a Nevada corporation, (the "Company"), amended its Articles of Incorporation to change its name to "China Holdings, Inc." The Company's new CUSIP number is 16942B 102. The change in name did not require stockholder approval, and the outstanding shares of common and preferred stock will not be affected by the change in name.

Also on May 1, 2007, the Company's wholly owned subsidiary, China Health World Pharmaceutical Corporation, amended its Articles of Incorporation to change its name to "China Health Holdings, Inc." and on May 9, 2007, the Company’s wholly owned subsidiary China Health World Trade Corporation changed its name to China Power, Inc.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

2. SIGNIFICANT ACCOUNTING POLICIES

a) Basis of presentation

These condensed consolidated financial statements have been presented in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States. The Company’s year end is December 31.

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $774,322 and a stockholders’ deficit of $166,688 has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern.

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

CHINA HOLDINGS INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES - CONT’D

a) Basis of presentation (continued)

Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

b) Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, China Health Pharmaceutical Corporation and China Health World Trade Corporation. Those subsidiaries have not yet commenced operations and have no significant assets, liabilities, revenues or expenses.

c) Use of estimates and assumptions

Preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

d) Property and equipment

Fixed assets are stated at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets:

Computer - 30% declining balance
Furniture and fixtures - 20% declining balance

e) Revenue recognition

The Company’s revenue is primarily derived from the sale of herbal medicinal products and natural food supplements. The Company records revenue when the amount is fixed or determinable, delivery has occurred or services have been performed and both title and risk of loss have transferred to the customer, and collection is reasonably assured.

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

CHINA HOLDINGS INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

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

CHINA HOLDINGS INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

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

l) Recent accounting pronouncements

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company's financial condition or results of operations.

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

CHINA HOLDINGS INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES - CONT’D

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

CHINA HOLDINGS INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

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
$$366,307

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

CHINA HOLDINGS INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

 3. INTANGIBLE ASSETS - CONT’D

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

CHINA HOLDINGS INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

3. INTANGIBLE ASSETS - CONT’D

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

c) Asset purchase agreement

Pursuant to an asset purchase agreement dated March 22, 2005, the Company acquired from the Company’s shareholders intellectual rights to 108 “100% Natural Taoist Herbal Medicinal Products” that comprise the Company’s Taoist Medicine product lines. In exchange for the rights, the Company agreed to pay total consideration as follows:

-4,500,000 common shares at a fair value of $0.30 per share	$1,350,000
- Payable to shareholders	10,000
$$1,360,000

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

CHINA HOLDINGS INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31,	December 31,
	2007	2006
	$	$
Computer	$16,688	$16,688
Deposit for Acquisition of Company	598,000	-0-
Furniture and Fixtures	2,848	2,849
	617,536	19,537
Less: accumulated depreciation	(9,905)	(9,168)

	$607,631	$10,369

The Deposit for aquisition was paid for by the Company in stock in the first quarter.

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

During the period ended March 31, 2007, the Company issued a total of 13,401,400 common shares for services at an average of $0.061 per share for a total consideration of $816,509.

During the three month ended March 31, 2007 Company issued 4,980,000 common shares for finance cost at an average of $0.06 per share for a total consideration of $298,800

During the three month ended March 31, 2007 Company issued 5,200,000 common shares as acquisition cost at an average of $0.11 per share for a total consideration of $598,000

During the three month ended March 31, 2007 Company issued 5,000,000 common shares as loan repayment at an average price of $0.06 per share for a total consideration of $300,000

On February 16, 2006, the Company declared a stock dividend on the basis of one new share of common stock for every four shares of common stock outstanding, and one share of Series A preferred stock for every four shares of Series A preferred stock outstanding. The record date was February 28, 2006 and the payment date was March 17, 2006.

CHINA HOLDINGS INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

6.	CAPITAL STOCK - CONT’D

The Company has granted stock options as follows:
	Number of Options	Weighted Average Exercise price $	Weighted Average Remaining Contractual Life

Balance, December 31, 2006	12,729,175	0.19	2.22 years

Issued during the period	--	--	-
Exercised during the period	--	--
Cancelled during the period	--	--	-
Expired during the period	--	--	-

Balance March 31, 2007	12,729,175	0.19	2.22 years

a)	On June 12, 2006, the Company increased the number of shares of common stock of the Company subject to the Company’s 2005 stock Incentive plan from 3,900,000 to 9,000,000.

b)
On January 22, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $68,856 was recorded as consulting expense till March 31,2007 and $43,025 as unamortized balance in deferred compensation as of March 31,2007. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.26%
Dividend yield	0%
Volatility factor	272%
Expected option life	2 years

c)
On January 22, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $45,391 was recorded as consulting expense till March 31,2007and $66,062 as unamortized balance in deferred compensation as of March 31,2007. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.26%
Dividend yield	0%
Volatility factor	272%
Expected option life	2.92 years

CHINA HOLDINGS INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(Unaudited)

6.	CAPITAL STOCK - CONT’D

d)
On January 22, 2006, the Company granted 2,500,000 stock options to the President of the Company with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $276,191 was recorded as consulting till March 31, 2007.The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.21%
Dividend yield	0%
Volatility factor	272%
Expected option life	4 years

e)
On January 28, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $105,002 was recorded as consulting expense till March 31,2007and $74,029 as unamortized balance in deferred compensation as of March 31, 2007. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.38%
Dividend yield	0%
Volatility factor	270%
Expected option life	2 years

f)
On February 1, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $138,242 was recorded as consulting expense till March 31,2007and $98,389 as unamortized balance in deferred compensation as of March 31, 2007. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.47%
Dividend yield	0%
Volatility factor	269%
Expected option life	2 years

g)
On February 7, 2006, the Company granted 150,000 stock options to a consultant with an exercise price of $0.30 per share subject to immediate vesting. Stock-based compensation of $16,430 was recorded as consulting expense till March 31,2007 and $4,312 as unamortized balance in deferred compensation as of March 31, 2007. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.55%
Dividend yield	0%
Volatility factor	266%
Expected option life	1 year

CHINA HOLDINGS INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(Unaudited)

a.	CAPITAL STOCK - CONT’D

b)
During the year ended December 31, 2006, the Company decreased the exercise price of 100,000 stock options granted to a consultant during the year ended December 31, 2005, from $1.00 per share to $0.30 per share. Stock-based compensation of $2,061 was recorded as consulting expense till March 31,2007 and $540 as unamortized balance in deferred compensation as of March 31, 2007. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.55%
Dividend yield	0%
Volatility factor	266%
Expected option life	1 year

c)
During the year ended December 31, 2006, the Company decreased the exercise price of 100,000 stock options granted to a consultant during the year ended December 31, 2005, from $1.00 per share to $0.30 per share. Stock-based compensation of $1,560 was recorded as consulting expense till March 31,2007 and $416 as unamortized balance in deferred compensation as of March 31, 2007. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.59%
Dividend yield	0%
Volatility factor	269%
Expected option life	1 year

d)
On May 1, 2006, the Company increased the exercise price of 250,000 stock options granted to a consultant from $0.30 to $0.50 per share for 125,000 stock options and $1.00 per share for the remaining 125,000 stock options.

The Company has issued share purchase warrants as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2006	31,750,000	$0.15
Issued during the period (vi,vii and viii)	25,000,000	0.17
Expired during the period	(100,000)	0.15
Balance, March 31, 2007	56,650,000	$0.16

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

CHINA HOLDINGS INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

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

vi)
During 2007, the Company issued 5,000,000 warrants at $0.20 per unit. Each warrant entitles the holder to purchase an additional common share for $0.20 and must be exercised within five years of the date of issuance.

vii)
During 2007, the Company issued 10,000,000 warrants at $0.10 per unit. Each warrant entitles the holder to purchase an additional common share for $0.10 and must be exercised within five years of the date of issuance.

viii)
During 2007, the Company issued 10,000,000 warrants at $0.20 per unit. Each warrant entitles the holder to purchase an additional common share for $0.20 and must be exercised within five years of the date of issuance.

The Company entered into the following non-cash transactions:

a.	On March 12, 2007, the Company issued 5,000,000 shares of common stock with a fair value of $.06 per share against loan repayment.

b.	On March 8, 2007, the Company issued 4,980,000 shares of common stock with a fair value of $.06 per share for consulting services charged under finance charges

c.	On March 16,2007, the Company issued 150,000 shares of common stock with a fair value of $.076 per share for consulting services

d.	On March 8, 2007, the Company issued 13,050,000 shares of common stock with a fair value of $.06 per share for consulting services

e.	On February 23,2007, the company issued 59,400 shares if common stock with fair value of $0.1 per share for consulting services

f.	On January 30, 2007, the Company issued 5,000,000 shares of common stock with a fair value of $.115 per share as a deposit for the acquisition of Xi’an Meichen Pharmaceutical Co LTD

g.	On January 30, 2007, the Company issued 200,000 shares of common stock with a fair value of $.0115 per share as a deposit for the acquisition of Beinjing Jifatang Chinese Medicine.

h.	On January 30, 2007, the Company issued 120,000 shares of common stock with a fair value of $.115 per share for legal services.

i.	On January 26, 2007, the Company issued 13,000 shares of common stock with a fair value of $.14 per share for consulting services

j.	On January 8, 2007, the Company issued 9,000 shares of common stock with a fair value of $.061 per share for consulting services.

j.	On December 30, 2006, the Company issued 2,000,000 shares of common stock with a fair value of $.025 per share for consulting services; $50,000 is included in consulting services for 2006.

k.	On December 30, 2006, the Company issued 1,000,000 shares of common stock with a fair value of $.025 per share for consulting services; $25,000 is included in consulting services for 2006.

l.	On December 30, 2006, the Company issued 300,000 shares of common stock with a fair value of $.025 per share for consulting services; $7,500 is included in consulting services for 2006.

m.	On December 30, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share for consulting services; $3,750 is included in consulting services for 2006.

n.	On December 30, 2006, the Company issued 800,000 shares of common stock with a fair value of $.025 per share for consulting services; $20,000 is included in consulting services for 2006.

o.	On December 29, 2006, the Company cancelled 875,000 shares of common stock with a fair value of $.025 per share due to cancellation of services.

p.	On December 29, 2006, the Company issued 880,000 shares of common stock with a fair value of $.025 per share to settle $22,000 of debt.

q.	On December 28, 2006, the Company issued 3,800,000 shares of common stock with a fair value of $.025 per share to settle $95,000 of debt.

r.	On December 28, 2006, the Company issued 700,000 shares of common stock with a fair value of $.025 per share for consulting services; $17,500 is included in consulting services for 2006.

s.	On December 28, 2006, the Company issued 1,000,000 shares of common stock with a fair value of $.025 per share for consulting services; $25,000 is included in consulting services for 2006.

t.	On December 18, 2006, the Company issued 300,000 shares of common stock with a fair value of $.025 per share for consulting services; $7,500 is included in consulting services for 2006.

CHINA HOLDINGS INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

u.	On December 18, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share for consulting services ; $7,500 is included in consulting services for 2006.

v.	On December 18, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share for consulting services; $7,500 is included in consulting services for 2006.

w.	On December 14, 2006, the Company issued 150,000 shares of common stock with a fair value of $.026 per share for Legal services; $3,900 is included in professional fees for 2006.

x.	On December 12, 2006, the Company issued 300,000 shares of common stock with a fair value of $.026 per share for consulting services; $7,800 is included in consulting services for 2006.

y.	On December 12, 2006, the Company issued 300,000 shares of common stock with a fair value of $.026 per share for consulting services; $7,800 is included in consulting services for 2006.

z.	On December 12, 2006, the Company issued 1,000,000 shares of common stock with a fair value of $.026 per share for Legal services; $26,000 is included in professional fees for 2006.

aa.	On December 12, 2006, the Company issued 1,000,000 shares of common stock with a fair value of $.026 per share for consulting services ; $26,000 is included in consulting services.

bb.	On December 1, 2006, the Company issued 2,000,000 shares of common stock with a fair value of $.025 per share for consulting services; $50,000 is included in consulting fees for 2006.

cc.	On November 27, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share for Legal services; $3,750 is included in professional fees for 2006.

dd.	On November 27, 2006, the Company issued 100,000 shares of common stock with a fair value of $.025 per share for Legal services; $2,500 is included in professional fees for 2006.

ee.	On November 26, 2006, the Company issued 1,500,000 shares of common stock with a fair value of $.025 per share to settle debt of $37,500 in 2006.

ff.	On November 26, 2006, the Company issued 550,000 shares of common stock with a fair value of $.025 per share for Legal services; $13,750 is included in professional fees for 2006.

gg.	On November 21, 2006, the Company issued 450,000 shares of common stock with a fair value of $.025 per share for Legal services; $11,250 is included in professional fees for 2006.

hh.	On November 21, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share for management services; $3,750 is included in management fee for 2006.

ii.	On November 21, 2006, the Company issued 125,000 shares of common stock with a fair value of $.025 per share for consulting services; $3,750 is included in consulting fees for 2006.

jj.	On November 21, 2006, the Company issued 250,000 shares of common stock with a fair value of $.025 per share to settle debt of $6,250 in 2006.

kk.	On November 20, 2006, the Company issued 1,400,000 shares of common stock with a fair value of $.025 per share for consulting services; $35,000 is included in consulting services for 2006.

ll.	On November 17, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share for Legal services; $3,750 is included in professional fees for 2006.

mm.	On November 17, 2006, the Company issued 100,000 shares of common stock with a fair value of $.025 per share for consulting services; $2,500 is included in professional fees for 2006.

nn.	On November 17, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share for PR services; $3,750 is included in consulting services for 2006.

oo.	On November 17, 2006, the Company issued 500,000 shares of common stock with a fair value of $.025 per share for consulting services; $12,500 is included in consulting services for 2006.

pp.	On November 17, 2006, the Company issued 200,000 shares of common stock with a fair value of $.025 per share for consulting services; $5,000 is included in consulting services for 2006.

qq.	On November 17, 2006, the Company issued 800,000 shares of common stock with a fair value of $.025 per share to settle $20,000 of debt.

rr.	On November 17, 2006, the Company issued 500,000 shares of common stock with a fair value of $.025 per share for PR services; $12,500 is included in consulting services for 2006.

ss.	On November 17, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share to settle $3,750 of debt.

tt.	On November 17, 2006, the Company issued 500,000 shares of common stock with a fair value of $.025 per share for consulting services; $12,500 is included in consulting services for 2006.

uu.	On November 16, 2006, the Company issued 800,000 shares of common stock with a fair value of $0.25 per share for PR services; $20,000 is included in consulting fees for 2006.

vv.	On November 17, 2006, the Company issued 810,000 shares of common stock with a fair value of $.025 per share to settle $20,250 of debt.

ww.	On November 16, 2006, the Company granted warrants to acquire 2,000,000 shares of common stock exercisable at $0.20 per share for 5 years as compensation to the Companies current president.

xx.	On October 19, 2006, the Company issued 50,000 shares of common stock with a fair value of $.035 per share to settle $4,000 of debt.

yy.	On October 18, 2006, the Company issued 3,250,000 shares of common stock in consideration for consulting services.

zz.	On October 12, 2006 the Company granted warrants to acquire 11,650,000 shares of common stock in consideration for consulting and management services.

aaa.
On October 12, 2006, the Company issued 10,000,000 shares and granted warrants to acquire 10,000,000 shares of common stock exercisable at $0.10 per share for five years and warrants to acquire 10,000,000 shares of common stock exercisable at $0.20 for ten years to settle $300,000 of debt.

bbb.	On October 4, 2006, the Company issued 200,000 common shares with a fair value of $0.03 per share to settle $6,000 of services provided..

ccc.	On September 27, 2006, the Company issued 200,000 common shares with a fair value of $0.03 per share for a loss on shares issued for lease payments.

ddd.	On September 27, 2006, the Company issued 400,000 common shares with a fair value of $0.03 per share for auto expenses, of which $12,00 is included in prepaid expenses.

eee.	On September 27, 2006, the Company issued 125,000 common shares with a fair value of $0.045 per share for $5,625 of consulting services included in deferred compensation.

fff.	On September 27, 2006, the Company issued 4,525,000 common shares with a fair value of $0.04 per share for $181,000 of consulting services of which $101,204 is included in deferred compensation.

ggg.	On September 27, 2006, the Company issued 100,000 common shares with a fair value of $0.03 per share for $3,000 of charitable donations.

hhh.	On September 27, 2006, the Company issued 965,000 common shares with a fair value of $0.03 per share for $28,950 of consulting services of which $13,221 is included in deferred compensation.

iii.	On June 16, 2006, the Company issued 250,000 common shares with a fair value of $0.105 per share for $26,250 of consulting services.

jjj.	On June 1, 2006, the Company issued 500,000 common shares with a fair value of $0.09 per share for $45,000 of consulting services.

kkk.	On May 4, 2006, the Company issued 250,000 common shares with a fair value of $0.10 per share for $25,000 of legal services.

lll.	On April 16, 2006, the Company issued 500,000 common shares with a fair value of $0.10 per share for $50,000 of management consulting services.

mmm.	On April 12, 2006, the Company issued 300,000 common shares with a fair value of $0.105 per share for $31,500 of consulting services.

nnn.	On April 12, 2006, the Company issued 150,000 common shares with a fair value of $0.105 per share for $15,750 of management consulting services.

ooo.	On February 21, 2006, the Company issued 300,000 shares with a fair value of $0.12 per share for $36,000 of consulting services. is included in deferred compensation.

ppp.	On February 21, 2006, the Company issued 150,000 shares with a fair value of $0.12 per share for $18,000 of filing services. At September 30, 2006, $7,685 is included in deferred compensation.

qqq.
On February 16, 2006, the Company declared a stock dividend on the basis of one new share of common stock for every four shares of common stock outstanding, and one new share of Series A preferred stock for every four shares of Series A preferred stock outstanding. The record date was February 28, 2006 and the payment date was March 17, 2006.

rrr.	On February 14, 2006, the Company issued 100,000 common shares with a fair value of $0.11 per share for $11,000 of consulting services, included in deferred compsnation.

sss.	On February 2, 2006, the Company issued 90,000 common shares with a fair value of $0.25 per share for $22,500 of consulting services included in deferred compensation..

ttt.	On January 28, 2006, the Company issued 200,000 common shares with a fair value of $0.19 per share for $38,000 of consulting services is included as a deferred compensation.

uuu.	On January 22, 2006, the Company issued 134,710 common shares with a fair value of $0.12 per share for $16,165 of consulting services is included in deferred compensation.

vvv.	On January 22, 2006, the Company issued 150,000 common shares with a fair value of $0.12 per share for $18,000 of consulting services is included as a deferred compensation.

xxx.	On January 22, 2006, the Company issued 100,000 common shares with a fair value of $0.12 per share for $12,000 of consulting services included in deferred compensation.

yyy.	On January 18, 2006, the Company issued 300,000 common shares with a fair value of $0.11 per share for $33,000 of consulting services is included in deferred compensation.

zzz.	On January 17, 2006, the Company issued 100,000 common shares with a fair value of $0.12 per share for $12,000 of consulting services is included in deferred compensation.

aaaa.	On January 17, 2006, the Company issued 150,000 common shares with a fair value of $0.12 per share for $18,000 of consulting services is included in deferred compensation.

bbbb.
During the quarter ended September 30, 2005, the Company issued 5,625,000 common shares with a fair value of $0.24 per share as partial consideration for the purchase of licensing rights. (See Note 3 (c)).

cccc.
During the year ended December 31, 2005, the Company issued 534,875 common shares with fair values ranging from $0.20 to $0.24 for a total value of $125,725 of which $50,725 was recorded as consulting expenses and $75,000 was recorded as professional fees.

8.	RELATED PARTY TRANSACTIONS

The Company has entered into the following related party transactions:

a)	Recorded management and consulting fees to directors and shareholders totalling $118,194 (March 31, 2006 - $286,643);

b)	Accrued interest expense to directors and shareholders totalling $30,265 (March 31, 2006 - $20,069);

CHINA HOLDINGS INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

9.	COMMITMENTS

On February 9, 2006, Xiao Fei Yu was appointed as President of the Company. Mr. Yu has served as a Director of the Company since May 26, 2004 and was appointed as our Vice President on October 6, 2004. Mr. Yu has helped the Company create and develop 26 natural herbal product formulas that make up our King of Herbs and Taoist Medicine product lines. From 1997 to Present, Mr. Yu has been the President and Director of Taoist Tantric & Toltec Research and Development Centre located in Beijing, People's Republic of China. From 1998 to Present, Mr. Yu has been a Research Scientific Consultant of Central TCM Research and Development Institute located in Beijing, People's Republic of China. From 1999 to Present, Mr. Yu has been teaching Taoism, Taoist medicine and Indian classical philosophy & religion as a professor in the Department of Philosophy at the University of CCCP located in Beijing, People's Republic of China. From 1994 until 1999, Mr. Yu was an Associate Professor in Taoism, Taoist medicine, Buddhism and Scientific Philosophy in the Department of Philosophy at the University of CCCP.

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

CHINA HOLDINGS INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

9.	COMMITMENTS - continued

a)
On January 19, 2007, the Company executed an Acquisition Definitive Agreement (the "Agreement") with Beijing Boran Pharmaceuticals Co. Ltd. ("Beijing Boran") pursuant to which the Company will acquire 65% of the total issued and outstanding shares of Beijing Boran (the "Shares"). In exchange for the Shares the Company shall pay a consideration of USD $3,000,000. The consideration was determined based upon a total revenue of 32,000,000 RMB ( " China Currency") (approximately USD$4,118,000) (the "Revenue Target") and assets of 58,511,000 RMB (approximately USD$7,530,000) for the year ended December 31, 2006 and revenue of $30,000,000 RMB (approximately USD$3,861,000 for the year ended December 31, 2005. The consideration shall be paid at the closing with USD$800,000 retained by the Company in the event that upon the completion of audited financial statements of Bejing Boran, the Revenue Target is not met. The consideration shall be reduced as agreed upon by the Company and Bejing Boran.

b)
On January 12, 2007, the Company entered into a binding Memorandum of Understanding ("MOU") with Beijing Jifatang Chinese Medicine Research Institute ("BJCMRI") and Beijing Jifatang Chinese Medicine Research & Development Institution ("BJCMRDI") for establishing the strategic partnership, collaboration and alliances for further research, development, manufacture and commercialization of new innovative pharmaceutical drugs for the treatment of diseases and conditions related to cancers, diabetes, cardiovascular disease, cerebral diseases and neurological disorders. The MOU provides that BJCMRI and BJCMRDI will grant to the Company first refusal rights and exclusive rights to acquire all rights to any new drugs and to any intellectual properties which BJCMRI and BJCMRDI may develop for a term of 10 years. As consideration for granting to the Company such first refusal and exclusive rights, the Company agreed to issue an aggregate of 200,000 restricted shares of its common stock to BJCMRI and BJCMRDI.

c)
On January 1, 2007, the Company executed an Acquisition Definitive Agreement (the "Agreement") with Xi'An Meichen Pharmaceutical Co. Ltd. ("Xi'An Meichen") to acquire all of the assets of Xi'An Meichen. Pursuant to the Agreement, the Company has agreed to acquire from Xi'An Meichen its pharmaceutical manufacturing facilities which are certified by the China State Food and Drug Administration ("China -SFDA"), a total of 43 China-SFDA certified pharmaceutical drugs, and a total of 25 MU lands, which is approximately 16,000 square meters (collectively the "Assets"). In consideration for the Assets, the Company has agreed to issue 20,000,000 shares of restricted common stock and pay $12,000,000 RMB (USD $1,535,313) to Xi'An Meichen. The Agreement contemplates that the transaction will be completed at a closing to be held on the first business day after the closing conditions are met or waived (the "Closing Conditions"), or on a date agreed upon by the parties. The closing conditions include, but are not limited to: (i) the satisfactory completion by each party of a review of the business operations, finances, assets and liabilities of the other party, (ii) delivery of such certificates and closing documents as each party's counsel may request, and (iii) the approval of all of the shareholders of Xi'An Meichen.

d)
On December 12, 2006, the Board of Directors of the Company. terminated, Nick DeCotiis as President of the Company. The Company's Board of Directors appointed Julianna Lu, as President of the Company. Ms. Lu is the Founder, Chief Executive Officer and Chairman.

e)
On November 28, 2006,the Company executed a binding Acquisition Letter of Intent with Xi'an Chunhui Pharmaceuticals Co. Ltd. ("Xi'an Chunhui") for the proposed acquisition of 51% or more ownership of Xi'an Chunhui. Pursuant to the letter of intent, both parties have expressed their intent and support for the cooperation and accomplishment of the acquisition of Xi'an Chunhui, by the Company. Further, Xi'an Chunhui has agreed to offer the Company first refusal rights and legal exclusive rights for the acquisition of 51% or more ownership of Xi'an Chunhui within twelve months from the date of the Letter of Intent. Xi'an Chunhui has agreed to provide the Company with all necessary documentation and audited financial statements within 60days, to enable the Company to conduct its due diligence. The completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement, as well as to the completion of full legal and financial due diligence.

CHINA HOLDINGS INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

9.	COMMITMENTS - continued

f)
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

g)
On October 11, 2006, the Company entered into a letter of intent, with BeiJing Boran Pharmaceutical Co., Ltd. (“BeiJing Boran”), for the proposed acquisition by the Company of 51% or more of Beijing Boran. Pursuant to the Letter of Intent, the Company has first refusal rights and legal exclusive rights to acquire 51% or more of BeiJing Boran for a period of nine months from the date of letter.

h)
On September 19, 2006, the Company entered into a consulting agreement with the President of the Company who will provide consulting services for two years in consideration for 250,000 shares of the Company’s common stock (issued) and warrants to purchase 4,000,000 shares of the Company’s stock at $0.20 for one year (issued subsequently).

i)
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

j)
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

k)
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

l)
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

m)
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

n)
On April 16, 2006, the Company entered into a letter of intent, with Henan Tiankang Pharmaceuticals Co. ltd. (“Henan”), located in Henan, China, for the proposed acquisition by the Company of 51% or more of Henan. Pursuant to the Letter of Intent, the Company has first refusal rights and legal exclusive rights to acquire 51% of Henan for a period of nine months from the date of letter.

o)
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

CHINA HOLDINGS INC.
(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

9.	COMMITMENTS - continued

p)
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

q)
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

r)	Pursuant to various management and consulting contracts the Company has committed to pay fees and issue common stock as follows:

-	pay a monthly management fee of $20,000 to the Company’s Chief Executive Officer starting on January 1, 2006 and pay a 3% royalty on gross sales of the Company.
-	pay a monthly consulting fee of $7,000 to a shareholder and officer of the Company.
-	pay a monthly consulting fee of $5,000 to a shareholder and officer of the Company.

10.  SUBSEQUENT EVENTS

A)	On April 2, 2007 the Company granted 1,180,000 shares of common stock to a director and shareholder to extend current note and continue to fund company.

B) On April 2, 2007 the Company granted 100,000 shares of common stock to a consultant for legal fees

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

Background

We are a development stage company, founded by our Chairman and Chief Executive Officer, Julianna Lu, in 2002 with the goal of becoming a leading manufacturer, marketer and distributor in the global natural medical and pharmaceutical industry. On April 3, 2002, we were incorporated under the laws of the State of Nevada under the name A E&E Pharma Corporation and changed our name on May 25, 2004, to China Health Holding, Inc. On May 1, 2007, we changed our name to China Holdings, Inc. Effective May 11, 2007, our stock trades under the symbol CHHL on the Over the Counter Bulletin Board.

On May 1, 2007, our wholly owned subsidiary, China Health World Pharmaceutical Corporation, amended its Articles of Incorporation to change its name to "China Health Holdings, Inc and on May 9, 2007, our wholly owned subsidiary China Health World Trade Corporation amended its Articles of Incorporation to change its name to China Power, Inc.

China Holdings, Inc. is a development stage business that was formed in 2002 for the purpose of manufacturing, marketing and distributing proprietary natural medicinal products. We have had nominal revenues since our inception. We plan on developing a Taoist Medicine product line and a Vitamins and Supplements product line over the next twelve months. All of the products for the three product lines are fully developed and we expect to launch the Taoist Medicine and Vitamins and Supplements product lines within the next twelve months. All of our manufacturing will be outsourced to third parties. We plan to generate revenues by sales of our herbal supplement products
(1) through a website that is currently under construction, (2) through retail and wholesale distributors, and (3) through the establishment of retail stores in major cities in North America. While all of our current operations and sales are in Canada, we anticipate expanding our sales into the United States over the next six to twelve months and, thereafter, into regions of Europe and Asia.

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

RESULTS OF OPERATIONS

We had a net loss of $3,279,243 for the three months ended March 31, 2007 as compared to a net loss of $429,119 for the three months ended March 31, 2006.  The increase  in the net loss was a result of issuance of warrants issued for the reduction of debt and for services. For the three months ended March 31, 2007, we incurred an aggregate of $3,279,243 in expenses as compared to $429,119 for the three months ended March 31, 2006. Expenses incurred during the three months ended March 31, 2007 consisted of $951,692 in consulting  fees,  $118,194 in  management  fees,  $18,585 in professional fees, $324,852 in interest and bank charges, $8,772 in rent, $8,359 in travel  expenses,  $6,872 in office  expenses,  $41,990 in  investor  relations costs, $738 in depreciation expenses, $0 in advertising and promotional expenses,$1,797,833 in stock based compensation  and $2,911 of vehicle expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had cash of $15,939.  Our current liabilities as of March 31, 2007 aggregated $851,652.  As of March 31, 2007, we had a working capital deficiency of $774,322and an accumulated deficit of $12,472,620. To date, our operations have been funded through advances from our Chief Executive Officer, Julianna Lu and through issuances of shares of our common stock.

As of March 31, 2007, we had outstanding loans to our CEO, Julianna Lu, in the amount of $573,582, Vice President, XiaoFei Yu, in the amount of $212,197 and to James Simpson, one of the Company's consultant, in the amount of $31,128. There are no formal agreements for when repayment of the loans must be made. The loans accrue interest at the rate of 10% per annum.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next 12 months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for several months, but not for 12 months or more. Further, in order to expand our business, fund future development and begin marketing and selling our three products lines and pursue our acquisition strategy, we will need to raise at least $25 million over the next twelve to twenty-four months. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Overview

We are a development stage company, founded by our Chairman and Chief Executive Officer, Julianna Lu, in 2002 with the goal of becoming a leading manufacturer, marketer and distributor in the global natural medical and pharmaceutical industry. On April 3, 2002, we were incorporated under the laws of the State of Nevada under the name A E&E Pharma Corporation. On May 25, 2004, we changed our name to China Health Holding, Inc. On May 1, 2007, we changed our name to China Holdings, Inc Our common stock traded on the OTC Bulletin Board under the symbol “CHHH” since April 18, 2005 and Effective May 11, 2007, trades under the symbol “CHHL” on the OTC Bulletin Board

We intend to manufacture, market and distribute proprietary natural medicinal products. Our product lines include:
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

Number of Employees

From our inception through the period ended March 31,2007, we have principally relied on the services of outside consultants and part-time employees for services. We currently have four (4) full time employees and 30 part-time employees . In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Recently issued accounting pronouncements

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company's financial condition or results of operations.

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

RISKS RELATED TO OUR FINANCIAL CONDITION

Our Financial Status Creates Doubt Whether We Will Continue As A Going Concern.

We reported net losses totaling of $3,279,243, and $429,119 March 31, 2007 and March 31, 2006, respectively. As of March 31, 2007, we had a working capital deficiency of $774,322 (current assets less current liabilities) and an accumulated deficit of $12,472,620. With our current resources we expect to be able to satisfy our cash requirements through March 31, 2007 In order to expand our current business operations, fund future development and market and sell our three existing product lines we will need to raise at least $5 million in financing over the next twelve months. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose the entire amount of their investment.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 8, 2007, the Company issued 9,000 shares of common stock with a fair value of $.061 per share for consulting services.

On January 26, 2007, the Company issued 13,000 shares of common stock with a fair value of $.14 per share for consulting services

On January 30, 2007, the Company issued 5,000,000 shares of common stock with a fair value of $.115 per share as a deposit for the acquisition of Xi’an Meichen Pharmaceutical Co LTD

On January 30, 2007, the Company issued 200,000 shares of common stock with a fair value of $.0115 per share as a deposit for the acquisition of Beinjing Jifatang Chinese Medicine.

On January 30, 2007, the Company issued 120,000 shares of common stock with a fair value of $.115 per share for legal services.

On February 23, 2007, the company issued 59,400 shares of common stock with fair value of $0.1 per share for consulting services

On March 8, 2007, the Company issued 4,980,000 shares of common stock with a fair value of $.06 per share for consulting services charged under finance charges

On March 8, 2007, the Company issued 13,050,000 shares of common stock with a fair value of $.06 per share for consulting services

On March 12, 2007, the Company issued 5,000,000 shares of common stock with a fair value of $.06 per share against loan repayment.

On March 16, 2007, the Company issued 150,000 shares of common stock with a fair value of $.076 per share for consulting services

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

China Holdings, Inc.

Dated: May 16, 2007	By:	/s/ Julianna Lu
Julianna Lu
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and Chairman of the Board of Directors