Form 10QSB
period 2007-06-30
China Holdings, Inc.
filed 2007-08-17
CIK 1302331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                                            FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

Issuer’s telephone Number: (877) 883-0979

Mailing Address
8E-C2, Global Trade Mansion, No.9A, GuangHua Rod, Chaovan District, Beijing PR China 100020

Issuer’s telephone Number: 86-10-6586-4790 and Fax: 86-10-6586-4790

Copies to:
Richard A. Friedman, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, New York 10006
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

Yes [ ] No [ x ]

Total revenues for quarter ended June 30, 2007 were $0

As of August 15, 2007 there were 158,822,060 shares of issuer's common stock issued and outstanding and 1,250,000 Series A Preferred Shares issued and outstanding.

CHINA HOLDINGS, INC.

FORM 10-QSB

For the Fiscal Quarter Ended June 30, 2007

CHINA HOLDINGS, INC.
(a development stage company)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

	June 30,	December 31,
	2007	2006
ASSETS	Unaudited

CURRENT ASSETS
Cash	$5,989	$-
Prepaid expenses and other current assets	33,370	97,759
Total current assets	39,360	97,759

PROPERTY AND EQUIPMENT, net (Note 4)	617,941	10,369
Intangible Assets (Note 3)	3	3

TOTAL ASSETS	$657,304	$108,131

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$34,069	$35,007
Due to shareholders (Note 5)	993,344	875,822
Total current liabilities	1,027,413	910,829

COMMITMENTS (Notes 3 and 9)

Stockholders (deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized,
1,250,000 (December 31, 2006 – 1,250,000) shares issued and outstanding (Note 6)	1,250	1,250
Common stock, $0.001 par value, 300,000,000 shares authorized
138,542,060 (December 31, 2006-106,747,060) shares issued and outstanding (Note 6)	138,543	106,747
Additional paid-in capital	12,487,736	8,496,543
Deferred compensation (Note 6 and 7)	(100,261)	(153,942)
Deficit accumulated during the development stage	(12,834,197)	(9,193,377)
Accumulated other comprehensive loss	(63,181)	(59,919)
Total Stockholders’ Deficit	(370,110)	(802,698)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$657,303	$108,131

See Notes to Unaudited Condensed Consolidated Financial Statements

CHINA  HOLDING INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTOF OPERATIONS

	For the	For the	For the	For the	Culmulative
	Three Month	Three Month	Six Month	Six Month	results of
	Ended	Ended	Ended	Ended	operations from
	June 30	June 30	June 30	June 30	April 3, 2002 (Inception)
	2007	2006	2007	2006	to June 30, 2007
SALES	$-	$-			8,976
Cost of goods sold	-	-			245
	-	-			8,731
EXPENSES
Advertising and promotion	18,640	3,280	18,640	3,280	140,532
Amortization of intangible assets	-	-			7,125
Consulting fees (Notes 6 and 7)	133,984	276,210	1,085,676	393,314	4,027,502
Depreciation	1,509	1,338	2,247	2,390	11,415
Interest and bank charges (Note 8)	23,408	16,454	348,260	37,793	535,854
Investor relations	(238,393)	37,526	(196,403)	72,005	(64,924)
Management fees (Note 7)	181,191	354,295	299,385	523,833	2,504,729
Office	3,573	15,291	10,445	24,085	95,057
Professional fees (Note 7)	66,139	68,778	84,724	130,415	885,959
Compensatory element of Stock	180,423		1,978,256		2,741,121
Rent	9,269	7,291	18,041	15,402	92,937
Research and development (Note 3)	-	-			1,743,593
Travel	492	356	8,851	3,912	47,675
Impairment of licensing rights (Note 3)					182,874
Vehicle	2,346	5,003	5,257	8,109	31,048
TOTAL EXPENSES	382,579	785,822	3,663,377	1,214,538	12,982,495

NET LOSS FROM OPERATIONS	(382,579)	(785,822)	(3,663,377)	(1,214,538)	(12,973,764)
OTHER INCOME (EXPENSES)
Foreign exchange	4,274	(736)	5,829	(1,139)	40,816
Gain (loss) on settlement of debts and issuance of shares (Notes 7 and 11)	16,728	-	16,728		98,751
				-
Other Income (expenses)	21,002	(736)	22,557	(1,139)	139,567

NET LOSS	$(361,577)	$(786,558)	$(3,640,820)	$(1,215,677)	$(12,834,197)

BASIC NET LOSS PER SHARE	(0.00)	(0.01)	(0.03)	(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	116,584,375	61,688,000	108,767,878	56,803,000

NET LOSS	$(361,577)	$(786,558)	$(3,640,820)	$(1,215,677)
Comprehensive translation loss	-	-	(3,262)	-
Comprehensive loss	$(361,577)	$(786,558)	$(3,644,082)	$(1,215,677)

See Notes to Unaudited Condensed Consolidated Financial Statements

CHINA  HOLDING INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Culmulative
	For the	For the	results of
	Six Month	Six Month	operations from
	Ended	Ended	April 3, 2002
	June 30	June 30	(Inception)
	2007	2006	to June 30, 2007
	$	$	$

OPERATING ACTIVITIES
Net loss	(3,640,820)	(1,215,677)	(12,834,197)
Adjustments to reconcile net loss to cash used
in operating activities:
Accrued interest	53,179	35,908	234,749
Amortization of intangible assets			7,125
Compensatory element of stock	77,932		640,541
Depreciation	2,248	2,390	11,416
Impairment of licensing rights			182,874
License rights			1,359,999
Loss on settlement of debts and			(107,252)
issuance of shares	(16,728)
Non cash expenses paid with shares	968,680	436,750	4,172,270
Stock-based compensation	139,403	378,609	1,844,057
Warrant issued for Compensation	1,978,256		2,741,121

Changes in operating assets and liabilities
Prepaid expenses	67,128	2,445	120,504
Accounts payable and accrued liabilities	(938)	4,161	42,449
Net cash used in operating activities	(371,660)	(355,414)	(1,584,344)

INVESTING ACTIVITIES
Purchase deposit for acquisition of companies	-	-	(19,536)
Net cash used in investing activities	-	-	(19,536)

FINANCING ACTIVITIES
Proceeds from issuance of common stock			513,697
Net advances (repayment) from shareholders	385,184	347,612	1,163,626
Net cash provided by financing activities	385,184	347,612	1,677,323

EFFECT OF EXCHANGE RATE CHANGES	(7,535)	(3,066)	(67,454)

NET (DECREASE) INCREASE IN CASH	5,989	(10,868)	5,989

CASH, BEGINNING OF YEAR		14,887	-

CASH, END OF YEAR	5,989	4,019	5,989

See Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHINA HOLDINGS INC.
(a development ste company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES

a) Basis of presentation

These unaudited condensed consolidated financial statements have been presented in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States. The Company’s year end is December 31.

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $988,054 and a stockholders’ deficit of $370,110 has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern.

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

b) Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, China Health Pharmaceutical Corporation and China Health World Trade Corporation. Those subsidiaries have not yet commenced operations and have no significant assets, liabilities, revenues or expenses.

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES

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
JUNE 30, 2007
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
JUNE 30, 2007
(Unaudited)
2. SIGNIFICANT ACCOUNTING POLICIES - CONT’D

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
JUNE 30, 2007
(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES - CONT’D

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
JUNE 30, 2007
(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES - CONT’D

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
JUNE 30, 2007
(Unaudited)

 2. SIGNIFICANT ACCOUNTING POLICIES - CONT’D

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

For accounting purposes, the Company has recorded the cost of acquiring the proprietary rights and formulas as intangible assets at the related party vendor’s carrying value of $1. The excess of the purchase price over the carrying value of the intangible assets totalling $336,307 has been expensed as research and development costs during the year ended December 31, 2004.

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
JUNE 30, 2007
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
JUNE 30, 2007
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

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,	December 31,
	2007	2006
	$	$
Computer	$27,964	$16,688
Deposit for Acquisition of Company	598,000	-0-
Furniture and Fixtures	3,392	2,849
	629,356	19,537
Less: accumulated depreciation	(11,415)	(9,168)

	$617,941	$10,369

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

During the three months ended June 30, 2007, the Company issued a total of 4,295,000 common shares for services at an average of $0.038 per share for a total consideration of $163,080.

During the three month ended June 30, 2007 Company issued 400,000 common shares as loan repayment at an average price of $0.036 per share for a total consideration of $14,400.

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

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)
6. CAPITAL STOCK - CONT’D

The Company has granted stock options as follows:

	Number of Options	Weighted Average Exercise price $	Weighted Average Remaining Contractual Life

Balance, December 31, 2006	12,729,175	0.19	2.22 years

Issued during the period	--	--	-
Exercised during the period	--	--
Cancelled during the period	--	--	-
Expired during the period	--	--	-

Balance June 30, 2007	12,729,175	0.19	2.22 years

a)	On June 12, 2006, the Company increased the number of shares of common stock of the Company subject to the Company’s 2005 stock Incentive plan from 3,900,000 to 9,000,000.

b)
On January 22, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $84,262 was recorded as consulting expense till June 30, 2007 and $29,619 as unamortized balance in deferred compensation as of June 30,2007. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.26%
Dividend yield	0%
Volatility factor	272%
Expected option life	2 years

c)
On January 22, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $55,547 was recorded as consulting expense till June 30, 2007and $55,906 as unamortized balance in deferred compensation as of June 30,2007. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.26%
Dividend yield	0%
Volatility factor	272%
Expected option life	2.92 years

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

6. CAPITAL STOCK - CONT’D

d)
On January 22, 2006, the Company granted 2,500,000 stock options to the President of the Company with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $276,191 was recorded as consulting till June 30, 2007.The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.21%
Dividend yield	0%
Volatility factor	272%
Expected option life	4 years

e)
On January 28, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $128,827 was recorded as consulting expense till June 30,2007and $50,204 as unamortized balance in deferred compensation as of June 30, 2007. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.38%
Dividend yield	0%
Volatility factor	270%
Expected option life	2 years

f)
On February 1, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $169,907 was recorded as consulting expense till June 30, 2007and $66,725 as unamortized balance in deferred compensation as of June 30, 2007. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.47%
Dividend yield	0%
Volatility factor	269%
Expected option life	2 years

g)
On February 7, 2006, the Company granted 150,000 stock options to a consultant with an exercise price of $0.30 per share subject to immediate vesting. Stock-based compensation of $20,248 was recorded as consulting expense till June 30,2007 and $494 as unamortized balance in deferred compensation as of June 30, 2007. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.55%
Dividend yield	0%
Volatility factor	266%
Expected option life	1 year

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

6. CAPITAL STOCK - CONT’D
h)
During the year ended December 31, 2006, the Company decreased the exercise price of 100,000 stock options granted to a consultant during the year ended December 31, 2005, from $1.00 per share to $0.30 per share. Stock-based compensation of $2,540  was recorded as consulting expense till June 30,2007 and $62 as unamortized balance in deferred compensation as of June 30, 2007. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.55%
Dividend yield	0%
Volatility factor	266%
Expected option life	1 year

i)
During the year ended December 31, 2006, the Company decreased the exercise price of 100,000 stock options granted to a consultant during the year ended December 31, 2005, from $1.00 per share to $0.30 per share. Stock-based compensation of $1,932 was recorded as consulting expense till June 30,2007 and $44 as unamortized balance in deferred compensation as of June 30, 2007. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.59%
Dividend yield	0%
Volatility factor	269%
Expected option life	1 year

j)
On May 1, 2006, the Company increased the exercise price of 250,000 stock options granted to a consultant from $0.30 to $0.50 per share for 125,000 stock options and $1.00 per share for the remaining 125,000 stock options.

During Second Quarter 2007, the Company issued 6,000,000 warrants at $0.20 per unit. Each warrant entitles the holder to purchase an additional common share for $0.20 and must be exercised within one to three years of the date of issuance: The Warrants Blackscholes Values are as following:

i. 1,000,000 warrants issued on March26 2007 at 0.20 per warrants for three years term:

Risk-free interest rate	4.85%
Dividend yield	0%
Volatility factor	280%
Expected option life	3year

 ii. 1,000,000 warrants issued on March26 2007 at 0.20 per warrants for two years term:

Risk-free interest rate	4.85%
Dividend yield	0%
Volatility factor	280%
Expected option life	2year

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)
iii. 1,000,000 warrants issued on March26 2007 at 0.20 per warrants for one year term:

Risk-free interest rate	4.85%
Dividend yield	0%
Volatility factor	280%
Expected option life	1year

iv. 1,000,000 warrants issued on June15 2007 at 0.20 per warrants for three years term:

Risk-free interest rate	4.85%
Dividend yield	0%
Volatility factor	280%
Expected option life	3year

v. 1,000,000 warrants issued on June15 2007 at 0.20 per warrants for two years term:

Risk-free interest rate	4.85%
Dividend yield	0%
Volatility factor	280%
Expected option life	2year

vi. 1,000,000 warrants issued on June 15 2007 at 0.20 per warrants for three years term:

Risk-free interest rate	4.85%
Dividend yield	0%
Volatility factor	280%
Expected option life	1year

The Company has issued share purchase warrants as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance, December 31, 2006	31,750,000	$0.15
Issued during 1Q 2007 (iv,v,vii)	25,000,000	0.17
Issued during 2Q 2007	6,000,000	0.20
Expired during the period	(100,000)	0.15
Balance, June 30, 2007	62,650,000	$0.16

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
JUNE 30, 2007
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

ix)	During the second quarter of 2007 the company issued 6,000,000 warrants at $0.20 per unit. Each warrant entitles the holder to purchase an additional common share for $0.20 and must be exercised within five years of the date of issuance.

The Company entered into the following non-cash transactions:

a.	On March 12, 2007, the Company issued 5,000,000 shares of common stock with a fair value of $.06 per share against loan repayment.

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
JUNE 30, 2007
(Unaudited)

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
JUNE 30, 2007
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
JUNE 30, 2007
(Unaudited)

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
JUNE 30, 2007
(Unaudited)

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
JUNE 30, 2007
(Unaudited)

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

8. RELATED PARTY TRANSACTIONS

The Company has entered into the following related party transactions:

a)	Recorded management and consulting fees to directors and shareholders totalling $181,093 (June 30, 2006 - $286,643);

b)	Accrued interest expense to directors and shareholders totalling $17,242 (June 30, 2006 - $20,069);

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

9. COMMITMENTS

On August 3 2007, the Company has appointed Mr. Chen, Moxian as Senior Vice President of China Power, Inc., the company’s wholly owned subsidiary. The Company has paid him for a total of 250,000 common stocks/144 Rules in July 2007 already . Additional compensation will be on further projects and performances basis.

On July 1 2007, the Company has appointed Ms. Guo, Yumin as the Company’s accountant. Ms. Guo  (Licensed CPA in PR China), who was appointed as the Company's accountant since June 2007. Ms. Guo was the chief accountant for  W&G (Germanic) communication test instrument Ltd.  to handle Beijing head office accounting, and the other five local branch internal control, verification of account, approval budget, detail for inventory by location, and check tax filing, in dealing with tax bureau, make formal monthly, quarterly, annual records, provide financial data analysis report to overseas Group Financial Department.  Ms. Guo is also a audit manager for  Zhong Ding CPA Co.Ltd.  to Participated in the annual audit including development of the final certification report.

On July1 2007, the Company has appointed Mr. Farzam Kamalabadi as the Company’s Co- the chairman of its advisory board in Energy Section. The Company has agreed and paid to Mr. Farzam Kamalabadi for a total  of 5,000,000 common stocks as SEC 144 rules and legends and a total of 200,000 common stocks as SEC S-8 Legends and also $10,000 USD in cash paid in July 2007 by the Company via Julianna Lu paid as Loan to the Company.

On April 3, 2007, the Company appointed Mr. Ron Shon as the chairman of its advisory board. Mr. Shon is the President of The Shon Group of Companies, a group of privately held real estate investment (such as the AAA+ Carsideral Office Building in downtown Vancouver, Canada) and development companies. Mr. Shon is also the President of China Education Resources Inc., and a director of the Spectra Group of Great Restaurants Inc. Mr. Shon holds a B.A. from Stanford University and a M.B.A. from the Wharton School, University of Pennsylvania. The Company has issued Mr. Shon for a total of 500,000 common stocks as SEC 144 Rules and Legends and a total of 6,000,000 common stocks warrants at 0.20 per warrant, exercise within one to three years.

The Company has resolved that The President Yu, Xiaofei’s compensation has adjusted to $7000USD from April 1 2007. The Company’s Board has adjusted and re-confirmed Mr. Yu, Xiaofei to back to serve as the Company’s President on Aug6 2007. However, the Company has revolved to adjust Mr. Yu, Xiaofei’s compensation from $15,000 to $7000 monthly since April1 2007 due to reduce RESPONSIBILITIES and Obligations.

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

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

9. COMMITMENTS - continued

a). Agreement with Hunan Zhangjiajie Chalinhe Electric Power Co., Ltd

On July 27 2007, the Company’s wholly owned subsidiary, China Power, Inc. entered into an acquisition definitive agreement for the acquisition of Hunan Zhangjiajie Chalinhe Electric Power Co., Ltd and it’s Chalinhe Hydropower Station. The purchase price for the assets shall consist of (i) a cash payment in the amount of 380 million RMB (approximately USD$50 million), and (ii) the assumption of a bank loan in the amount of 300 million RMB ($USD40 million).The Chalinhe Hydropower Station comprises a reservoir with a dam 95 meters high and a total land position of 90,064 square meters. Specifications for the dam consist of a dead water level of 77 meters, design flood level of 88.31 meters, check flood level of 92.81 meters and a total power generation capacity of 72,000 kW (4×18,000 kW). The first stage of the power station is to be completed in December 2007, when the total installed power production capacity will be approximately 54,000 kW. Annual power generation is expected to be 280 million kilowatt hours (kWh) based on 5,185 annual operating hours. The electricity sale price is expected to be RMB 0.316 Yuan/kWh (or approximately USD $0.042/kWh) pursuant to an existing contract with the China State Grid. In addition, the Chalinhe Hydropower Station has full legal approved CDM rights and full legal rights for development of an additional 18,000 kW capacity to bring the total power generation capacity to 72,000 kW. The total expected current annual power generating capacity is currently 280,000,000 kWh with expected current annual revenues of approximately USD$12 million and expected net income of approximately USD $11 million.

The Agreement contemplates that the transaction will be completed at a closing to be held on the first business day after the closing conditions are met or waived, or on a date agreed upon by the parties. The closing conditions include, but are not limited to: (i) the satisfactory completion by each party of a review of the business operations, finances, assets and liabilities of the other party, (ii) delivery of such certificates and closing documents as each party's counsel may request, and (iii) the approval of all of the shareholders of Hunan Zhangjiajie Chalinhe Electric Power Co., Ltd.

b). Memorandum of Understanding with Aroma International Petroleum (HK) Co. Ltd.

On July 13, 2007, we executed a memorandum of understanding with Aroma International Petroleum (HK) Co, Ltd. for a joint venture investment partnership with Aroma International Petroleum (China), a wholly -owned subsidiary Aroma International Petroleum (HK) to complete development of a 1.2 million cubic meter (approximately 7.5 million barrel) oil storage facility (Tank Farm Area) and its auxiliary facilities.

The MOU also provided China Holdings right of first refusal during the next 9 months for further development and investment in the joint venture investment partnership. The Companies agreed to execute a definitive agreement for their joint venture within approximately one month upon mutually agreeable terms.

Under the terms of the MOU, China Holdings and Aroma International Petroleum agree to jointly invest, develop and construct the 1.2 million cubic meters oil storage facility (Tank Farm Area) and its auxiliary facilities, consisting of 2.2 square kilometers located in Yangkou Port, China. The project will require a total investment of approximately $235 million and completion is expected in approximately 2 years. The complex will be comprised of a 1.2 million cubic meter oil tank complex including the oil tank block, logistic park, pipeline wharf and a complete pipeline system.

c)
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

d)
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

e)
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

f)
On December 12, 2006, the Board of Directors of the Company. terminated, Nick DeCotiis as President of the Company. The Company's Board of Directors appointed Julianna Lu, as President of the Company. Ms. Lu is the Founder, Chief Executive Officer and Chairman.

g)
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
JUNE 30, 2007
(Unaudited)

9. COMMITMENTS - continued

h)
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

i)
On October 11, 2006, the Company entered into a letter of intent, with BeiJing Boran Pharmaceutical Co., Ltd. (“BeiJing Boran”), for the proposed acquisition by the Company of 51% or more of Beijing Boran. Pursuant to the Letter of Intent, the Company has first refusal rights and legal exclusive rights to acquire 51% or more of BeiJing Boran for a period of nine months from the date of letter.

j)
On September 19, 2006, the Company entered into a consulting agreement with the President of the Company who will provide consulting services for two years in consideration for 250,000 shares of the Company’s common stock (issued) and warrants to purchase 4,000,000 shares of the Company’s stock at $0.20 for one year (issued subsequently).

k)
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

l)
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

m)
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

n)
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

o)
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

p)
On April 16, 2006, the Company entered into a letter of intent, with Henan Tiankang Pharmaceuticals Co. ltd. (“Henan”), located in Henan, China, for the proposed acquisition by the Company of 51% or more of Henan. Pursuant to the Letter of Intent, the Company has first refusal rights and legal exclusive rights to acquire 51% of Henan for a period of nine months from the date of letter.

q)
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
JUNE 30, 2007
(Unaudited)

9. COMMITMENTS - continued

r)
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

s)
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

t)	Pursuant to various management and consulting contracts the Company has committed to pay fees and issue common stock as follows:

-	pay a monthly management fee of $20,000 to the Company’s Chief Executive Officer starting on January 1, 2006 and pay a 3% royalty on gross sales of the Company.

-	pay a monthly consulting fee of $7,000 to a shareholder and officer of the Company.

-	pay a monthly consulting fee of $5,000 to a shareholder and officer of the Company.

10.  SUBSEQUENT EVENTS

    On July 1, 2007 the Company granted 100,000 shares of common stock the Company’s attorneys for legal fees.

    On July 1, 2007 the Company granted 5,000,000 shares of common stock for investor relation services and fees.

    On July 6, 2007 the Company granted 8,000,000 shares of common stock to a director and shareholder to extend current note and continue to fund company.

    On July 7, 2007 the Company granted 1,380,000 shares of common stock to a director and shareholder to extend current note and continue to fund company.

    On July 7, 2007 the Company granted 400,000 shares of common stock to the Company’s President for management fees.

    On July 7, 2007 the Company granted 200,000 shares of common stock to the Company’s attorneys for legal fees.

          On July 1 2007, the Company engaged Ms. Yumin Guo as the Company's accountant. Ms. Guo is a licensed CPA in PR China. Ms. Guo was the chief accountant for W&G (Germanic) communication test instrument Ltd.  where she was responsible for handling the Beijing head office accounting, and the other five local branch internal control, verification of accounting, budget approval, detail for inventory by location, and check tax filing, in dealing with tax bureau, make formal monthly, quarterly, annual records, provide financial data analysis report to overseas Group Financial Department.  Ms. Guo is also the audit manager for Zhong Ding CPA Co. Ltd.

    On July 1 2007, the Company appointed Mr. Farzam Kamalabadi as the Co- chairman of its advisory board in Energy Section. The Company has agreed and paid to Mr. Farzam Kamalabadi an aggregate of 5,200,000 shares of common stock and a cash payment of $10,000 USD.

    On July 27 2007, the Company’s wholly owned subsidiary, China Power, Inc. entered into an acquisition definitive agreement for the acquisition of Hunan Zhangjiajie Chalinhe Electric Power Co., Ltd and its Chalinhe Hydropower Station. The purchase price for the assets shall consist of (i) a cash payment in the amount of 380 million RMB (approximately USD$50 million), and (ii) the assumption of a bank loan in the amount of 300 million RMB ($USD40 million).The Chalinhe Hydropower Station comprises a reservoir with a dam 95 meters high and a total land position of 90,064 square meters. Specifications for the dam consist of a dead water level of 77 meters, design flood level of 88.31 meters, check flood level of 92.81 meters and a total power generation capacity of 72,000 kW (4×18,000 kW). The first stage of the power station is to be completed in December 2007, when the total installed power production capacity will be approximately 54,000 kW. Annual power generation is expected to be 280 million kilowatt hours (kWh) based on 5,185 annual operating hours. The electricity sale price is expected to be RMB 0.316 Yuan/kWh (or approximately USD $0.042/kWh) pursuant to an existing contract with the China State Grid. In addition, the Chalinhe Hydropower Station has full legal approved rights to CDM (Clean Development Mechanism) projects and full legal rights for development of an additional 18,000 kW capacity to bring the total power generation capacity to 72,000 kW. The total expected current annual power generating capacity is currently 280,000,000 kWh with expected current annual revenues of approximately USD$12 million and expected net income of approximately USD $11 million.

    The Agreement contemplates that the transaction will be completed at a closing to be held on the first business day after the closing conditions are met or waived, or on a date agreed upon by the parties. The closing conditions include, but are not limited to: (i) the satisfactory completion by each party of a review of the business operations, finances, assets and liabilities of the other party, (ii) delivery of such certificates and closing documents as each party's counsel may request, and (iii) the approval of all of the shareholders of Hunan Zhangjiajie Chalinhe Electric Power Co., Ltd.

    On July 13, 2007, we executed a memorandum of understanding with Aroma International Petroleum (HK) Co, Ltd. for a joint venture investment partnership with Aroma International Petroleum (China), a wholly -owned subsidiary Aroma International Petroleum (HK) to complete development of a 1.2 million cubic meter (approximately 7.5 million barrel) oil storage facility (Tank Farm Area) and its auxiliary facilities.

    The MOU also provided China Holdings right of first refusal during the next 9 months for further development and investment in the joint venture investment partnership. The Companies agreed to execute a definitive agreement for their joint venture within approximately one month upon mutually agreeable terms.

    Under the terms of the MOU, China Holdings and Aroma International Petroleum agree to jointly invest, develop and construct the 1.2 million cubic meters oil storage facility (Tank Farm Area) and its auxiliary facilities, consisting of 2.2 square kilometers located in Yangkou Port, China. The project will require a total investment of approximately $235 million and completion is expected in approximately 2 years. The complex will be comprised of a 1.2 million cubic meter oil tank complex including the oil tank block, logistic park, pipeline wharf and a complete pipeline system.

            On August 3 2007, the Company appointed Mr. Moxian Chen was appointed as Senior Vice President of China Power, Inc., the company's wholly owned subsidiary. In connection with Mr. Chen’s engagement, the Company issued 250,000 shares of common stock to Mr. Chen. Additional compensation will be negotiated  in connection with further projects on a performances basis.

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

Overview

We are a development stage company, founded by our Chairman and Chief Executive Officer, Julianna Lu, in 2002 with the goal of becoming a leading manufacturer, marketer and distributor in the global natural medical and pharmaceutical industry. On April 3, 2002, we were incorporated under the laws of the State of Nevada under the name A E&E Pharma Corporation and changed our name on May 25, 2004, to China Health Holding, Inc. On May 1, 2007, we changed our name to China Holdings, Inc. Effective May 11, 2007, our stock trades under the symbol CHHL on the OTC Bulletin Board. The Company maintains a website at www.chinaholding.net.

We have had nominal revenues since our inception.

The Company has two wholly-owned subsidiaries: (i) China Power, Inc., and (ii) China Health Holdings, Inc.

On May 1, 2007, our wholly owned subsidiary, China Health World Pharmaceutical Corporation, amended its Articles of Incorporation to change its name to "China Health Holdings, Inc and on May 9, 2007, our wholly owned subsidiary China Health World Trade Corporation amended its Articles of Incorporation to change its name to China Power, Inc.

 Our initial business plan was to engage in the manufacturing, marketing and distributing proprietary natural medicinal products. We have since revised our business plan to not only focus on the manufacture, marketing and distribution of natural medicinal products but to also focus on becoming a diversified global assets holding company. We and our subsidiaries intend to engage in multiple China-focused business activities including, pharmaceutical, real estate, utilities, energy and finance. Our objective is to achieve long-term capital appreciation through investment in companies and other entities with significant assets, investments, production activities, trading or other business interests in China, or/and worldwide, or/and which derive a significant part of their revenue from China, or/and worldwide.

China Power Inc.– is a development stage company with the goal of becoming a global energy holding corporation that will focus on the merger and acquisitions, investment, research and development, construction and operation of energy and renewable energy and environment protection projects in China and worldwide.

China Health Holdings, Inc. - is a development stage company with the goal of becoming a leading developer, manufacturer, marketer and distributor of pharmaceutical drugs and dietary supplements in China and worldwide. The Company's main objective is to partner with China -- SFDA approved drug producers, GMP certified manufacturing facilities, research and development centers and universities in China.

Operations Plans

Our goal is to become a diversified global assets holding company. We and our subsidiaries engage in multiple China-focused business activities including pharmaceutical, real estate, utilities, energy and finance. Our objective is to achieve long-term capital appreciation through investment in companies and other entities with significant assets, investments, production activities, trading or other business interests in China, and/or worldwide which derive a significant part of their revenue from China, and/or worldwide.

China Power Inc.China Power intends to capture China's growing energy, renewable energy, and environment protection projects domestically and worldwide. China Power, Inc. intends to engage in business activities and investments in Hydropower Plants, and companies in China, and/or worldwide, and expects to reach a total hydropower capacity from 150,000 KW to 1,000,000 KW annually within the next 1-4 years, primarily through mergers and acquisitions, joint-venture partnerships with hydro-power plants and companies in China, and/or worldwide. The Company’s advanced hydro-power renewable energy strategy and plan is expected to improve the technical, societal, and environmental benefits of hydropower and provide investment and business activities in the cost-competitive hydropower capacity energy supply in China and worldwide, with a focus towards building the Company’s long-term shareholder value.

China Health Holdings, Inc. a wholly owned subsidiary of China Holdings, Inc., is a development stage company with the goal of becoming a leading developer, manufacturer, marketer and distributor of pharmaceutical drugs and dietary supplements in China and worldwide. Our main objective is to partner with CHINA -- SFDA approved drug producers, GMP certified manufacturing facilities, research and development centers and universities in China. Our goals for 2007-2009 include the profitable penetration of the Chinese pharmaceutical industry by merger and acquisition (M&A) leading pharmaceutical companies in the China. Our strategy is to leverage synergies, integrate drug pipelines and distribution channels, and management expertise between pending pharmaceutical acquisitions. We intend to develop a Taoist Medicine product line and a Vitamins and Supplements product line over the next twelve months. All of the products for these product lines are fully developed and we expect to launch the Taoist Medicine and Vitamins and Supplements product lines within the next twelve months. All of our manufacturing will be outsourced to third parties. We plan to generate revenues by sales of our herbal supplement products (1) through a website that is currently under construction, (2) through retail and wholesale distributors, and (3) through the establishment of retail stores in major cities in North America. All of our manufacturing will be outsourced to third parties. We plan to generate revenues by sales of our herbal supplement products (1) through a website that is currently under construction, (2) through retail and wholesale distributors, and (3) through the establishment of retail stores in major cities in North America. While in the past our current operations and sales were in Canada, we anticipate expanding our sales into the United States over the next six to twelve months and, thereafter, into regions of Europe and Asia.

RESULTS OF OPERATIONS

Three Months ended June 30, 2007 compared to the Three months ended June 30, 2006

           We had a net loss of $361,577 for the three months ended June 30, 2007 as compared to a net loss of $786,558 for the three months ended June 30 2006.  The net loss for the three months ended June 30, 2007 consisted primarily of $ 133.984  of consulting fees, $181,191 of management fees, $66,139 of professional fees, $23,408 of interest and bank charges, $9,269 in rent, $492 of travel expenses, $3,573 of office expenses, $238,393 of reversal of investor relations related travel costs, $1,509 in depreciation expenses, $18,640 of advertising and promotional expenses, and $2,346 of vehicle expenses. The decrease in net loss for the three months ended June 30, 2007 was the result in an drecreased consutants, investor relations, management fees and rent expenses.

Other Income (Expenses) was $21,002 for the three months ended June 30, 2007 as compared to $(736) for the three months ended June 30, 2006.  The increase in other  income is attributed primarily due to foreign currency translation gain and gain on settlement of debt/ recognized during the three months ended June 30, 2007 compared to a minor foreign currency tralation loss as booked for the three months ended June 30, 2006.

Six Months ended June 30, 2007 compared to the Six months ended June 30, 2006

           We had a net loss of $3,640,820 for the six months ended June 30, 2007 as compared to a net loss of $1,215,677 for the six months ended June 30 2006. The net loss for the six months ended June 30, 2007 consisted primarily of $1,085,676 of consulting fees, $299,385of management fees, $84,724 of professional fees, $348,260 of interest and bank charges, $18,041 in rent, $8,851of travel expenses, $10,445 of office expenses, $196,403 benefit in investor relations expenses, $2,247 in depreciation expenses, $18,640 of advertising and promotional expenses, and $5,257 of vehicle expenses. The increase in net loss for the six months ended June 30, 2007 was primarily the result of in an increase in consulting fees, advertising and promotion, interest and bank charges, and rent.

     Other Income (Expenses) was $22,557 for the six months ended June 30, 2007 as compared to $1,139 loss for the six months ended June 30, 2006. The increase income is attributed primarily on foreign exchange recognized during the six months ended June 30, 2006 compared to nil for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2007, we had cash of $5,989. Our current liabilities as of June 30, 2007 aggregated $1,027,413.  As of June 30, 2007, we had a working capital deficiency of $988,054 and an accumulated deficit of $12,834,197. In order to sustain our current level of operations, we will need to raise at least $ 5 million over the next six to twelve months. In order to expand our business, fund future development and begin marketing and selling our three product lines and pursue our acquisition strategy, we will need to raise at least $ 50 million over the next twelve to twenty-four months. We intend to seek outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions. We have not yet sought any commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next 12 months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for several months, but not for 12 months or more. Further, in order to expand our business, fund future development and begin marketing and selling our three products lines and pursue our acquisition strategy, we will need to raise at least $50 million over the next twelve to twenty-four months. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

We expect to spend approximately $200,000 over the next six months to work with scientific consultants in the People's Republic of China for the purpose of identifying and evaluating potential acquisition candidates that operate in the areas of energy and renewable energy technologies. We anticipate that any such energy and/or renewable energy acquisition technologies or projects will require approval by the Chinese Government. If approval of such with new technologies or projects by the Chinese Government or any other foreign regulators is delayed or cannot be obtained, we will be forced to delay our plans to acquire, market and/or sell these technologies or projects. Any such delay could adversely affect our operations.

As part of our growth strategy, we are currently in negotiations with respect to a number of with new acquisition projects in the areas of energy and renewable energy, utilities, real estate, finance and pharmaceutical products. However, except as previously disclosed by the Company, no formal agreements with respect to any such additional proposed with acquisition(s) have been completed or entered into. Proposing, negotiating and implementing any such arrangements or agreements is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of product candidates. We may not be able to acquire or license the rights to additional product candidates on terms that we find acceptable, or at all. If we are successful acquiring any such projects or technologies, we will be required to raise additional capital for research and development, regulatory review and marketing efforts associated with such products or technologies, all of which will be required before any such projects or technologies are likely to provide us with any revenue. We intend to seek outside debt and equity financing to the extent that such funding is available under reasonable terms and conditions, in order to fund our these efforts. However, no assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

RECENT DEVELOPMENTS

Agreement with Hunan Zhangjiajie Chalinhe Electric Power Co., Ltd

On July 27 2007, the Company’s wholly owned subsidiary, China Power, Inc. entered into an acquisition definitive agreement for the acquisition of Hunan Zhangjiajie Chalinhe Electric Power Co., Ltd and its Chalinhe Hydropower Station. The purchase price for the assets shall consist of (i) a cash payment in the amount of 380 million RMB (approximately USD$50 million), and (ii) the assumption of a bank loan in the amount of 300 million RMB ($USD40 million).The Chalinhe Hydropower Station comprises a reservoir with a dam 95 meters high and a total land position of 90,064 square meters. Specifications for the dam consist of a dead water level of 77 meters, design flood level of 88.31 meters, check flood level of 92.81 meters and a total power generation capacity of 72,000 kW (4×18,000 kW). The first stage of the power station is to be completed in December 2007, when the total installed power production capacity will be approximately 54,000 kW. Annual power generation is expected to be 280 million kilowatt hours (kWh) based on 5,185 annual operating hours. The electricity sale price is expected to be RMB 0.316 Yuan/kWh (or approximately USD $0.042/kWh) pursuant to an existing contract with the China State Grid. In addition, the Chalinhe Hydropower Station has full legal approved rights to CDM (Clean Development Mechanism) projects and full legal rights for development of an additional 18,000 kW capacity to bring the total power generation capacity to 72,000 kW. The total expected current annual power generating capacity is currently 280,000,000 kWh with expected current annual revenues of approximately USD$12 million and expected net income of approximately USD $11 million.

The Agreement contemplates that the transaction will be completed at a closing to be held on the first business day after the closing conditions are met or waived, or on a date agreed upon by the parties. The closing conditions include, but are not limited to: (i) the satisfactory completion by each party of a review of the business operations, finances, assets and liabilities of the other party, (ii) delivery of such certificates and closing documents as each party's counsel may request, and (iii) the approval of all of the shareholders of Hunan Zhangjiajie Chalinhe Electric Power Co., Ltd.

Memorandum of Understanding with Aroma International Petroleum (HK) Co. Ltd.

On July 13, 2007, we executed a memorandum of understanding with Aroma International Petroleum (HK) Co, Ltd. for a joint venture investment partnership with Aroma International Petroleum (China), a wholly -owned subsidiary Aroma International Petroleum (HK) to complete development of a 1.2 million cubic meter (approximately 7.5 million barrel) oil storage facility (Tank Farm Area) and its auxiliary facilities.

The MOU also provided China Holdings right of first refusal during the next 9 months for further development and investment in the joint venture investment partnership. The Companies agreed to execute a definitive agreement for their joint venture within approximately one month upon mutually agreeable terms.

Under the terms of the MOU, China Holdings and Aroma International Petroleum agree to jointly invest, develop and construct the 1.2 million cubic meters oil storage facility (Tank Farm Area) and its auxiliary facilities, consisting of 2.2 square kilometers located in Yangkou Port, China. The project will require a total investment of approximately $235 million and completion is expected in approximately 2 years. The complex will be comprised of a 1.2 million cubic meter oil tank complex including the oil tank block, logistic park, pipeline wharf and a complete pipeline system.

Future Development

We are in the process of identifying merger and/or acquisitions candidates in the Peoples Republic of China and worldwide as part of our growth plan to secure a strong future. Our acquisition strategy highlights our updated growth strategy to accrete value to our shareholders through the strategic combination of assets of natural medicinal products and technologies and energy and renewable energy companies in China and throughout the world. Growth by acquisition is an important component of our updated business model. As the Chinese government policy continues to change and move towards privatization of businesses, our focus on the emerging opportunities in China will primarily focus on small and medium-sized enterprises. Management believes that our growth strategy will enable the company to secure a strong future and a powerful position in the global assets holding company.

If we are successful in raising $100 million of financing in order to expand our business and fund future development, we anticipate the following expenses over the next twelve months: (a) $150,000 to develop our Internet website and e-commerce system in multi-languages; (b) $200,000 for media advertising to promote our brand name; (c) $200,000 for our research and development program; (d) $400,000 for an investor relations program; (f) $500,000 for professional and consultant fees; (g) $1,800,000 for general working capital, including product development, inventory, and general and administrative expenses; and (h) $96,750,000 for merger and acquisitions and joint-ventures.

If we are only successful in raising $3 million of financing to sustain our current level of business operations, we anticipate the following expenses over the next twelve months: (a) $150,000 to develop our Internet website and e-commerce system in multi-languages; (b) $200,000 for media advertising to promote our brand name; (c) $200,000 for our research and development program; (d) $400,000 for an investor relations program; (f) $500,000 for professional and consultant fees; and (g) $1,800,000 for general working capital, including product development, inventory, and general and administrative expenses.

Acquisition of Plant and Equipment and Other Assets

If we successfully close on the acquisition of the Chalinhe Hydropower Station we will acquire material property, plant or equipment during the next 12 months.

Number of Employees

From our inception through the period ended June 30, 2007, we have principally relied on the services of outside consultants and part-time employees for services. We currently have eight (8) full time employees and 30 part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

RISKS RELATED TO OUR FINANCIAL CONDITION

Our Financial Status Creates Doubt Whether We Will Continue As A Going Concern.

We reported net losses totaling of $3,640,820, and $ 1,215,677 for the six months ended June 30,  2007 and June 30, 2006, respectively. As of June 30, 2007, we had a working capital deficiency of $988.054 (current assets less current liabilities) and an accumulated deficit of $12,834,197. With our current resources we expect to be able to satisfy our cash requirements through June 30, 2008. However, in order to expand our current business operations, fund future development and market, sell our three existing product lines and completed our acquisition projects we will need to raise at least $50 million in financing over the next twelve months. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose the entire amount of their investment.

We Need Significant Infusions Of Additional Capital, Which May Result In Dilution To Our Shareholders' Ownership And Voting Rights In Our Company.

Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $2 million of outside funding in order to sustain our current business operations over the next twelve months, and at least $50 million of outside funding in order to expand our business, fund future development and market, sell our three existing product lines and complete our acquisition projects.  Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. If we fail to arrange for sufficient capital in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

The Issuance Of Shares Of Our Common Stock To Fund Our Operations And As Consideration At The Closing Of Our Acquisition Targets Will Result In Significant Dilution To Our Existing Shareholders.

To date our operations have been funded through cash advances from our Chief Executive Officer, Julianna Lu and through the issuance of shares of our common stock. There can be no assurance that our Chief Executive will continue to fund our operations. The issuance of shares of our common stock will result in dilution to our existing holders. Further, to proceed with the closing of our acquisition targets in China, we will be required to issue shares of our common stock as consideration, this will result in significant dilution to our existing shareholders. The amount of dilution will be dependent upon the terms on which we issue shares of our common stock.

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

Our Strategy Of Growth Through Acquisition Is Inherently Risky.

We intend to seek to identify and develop merger and/or acquisitions candidates in the Peoples Republic of China and worldwide as part of our growth plan to secure a strong future. Although we have signed Letters of Intent to acquire WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences, Furen Pharmaceuticals, Henan Tiankang Pharmaceuticals Ltd. Xi’An Meichen Pharmaceutical Co. Ltd., there can be no assurance that any or all of such acquisitions will be completed. Even if the acquisitions are completed, the final terms of the acquisition agreements may vary substantially from the terms described in the Letter of Intents.

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

Our success depends to a large degree upon the skills of our current management team and directors and advisors, including Ms. Julianna Lu and upon our ability to identify, hire, and retain additional senior management, sales, marketing, scientific, and financial personnel. Although, to date we have not experienced problems attracting and retaining key personnel, we may encounter such problems in the future as we grow and expand our operations. The loss of any of our current executives, employees, or advisors or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business. To our knowledge, none of our key employees has plans to retire or leave us in the near future. We do not have "key person" insurance on the lives of any of our management team.

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

Each of our products imported into the United States may be blocked at the border by U.S. Customs. The FDA could issue Import Alerts for any of our products if the agency considers them to be misbranded, adulterated and/or unapproved new drugs. Further in light of recent reports of corruption and the acceptance of bribes by personnel of the Chinese State Food and Drug Administration, the United States may ban imports of drugs from China.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 2, 2007, we issued 400,000 shares of common stock with a fair value of $0.036 in full satisfaction of a loan in the principal amount of $31,471.44.

On April 2, 2007, we issued 100,000 shares of common stock with a fair value of $0.036 as compensation for legal services.

On April 5, 2007, we issued 500,000 shares of common stock with a fair value of $0.036 for consulting services.

On May 1, 2007, we issued 1,000,000 shares of common stock with a fair value of $0.05 to our President and Chief Executive Officer, as compensation for loans advanced to the Company.

On June 18, 2007, we issued 250,000 shares of common stock with a fair value of $0.030 for consulting services.

On June 29, 2007, we issued 5,000,000 shares of common stock with a fair value of $0.030 for investor relations services.

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

China Holdings, Inc.

Dated: August 14, 2007	By:	/s/ Julianna Lu
Julianna Lu
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and Chairman of the Board of Directors