Form 10QSB
period 2007-09-30
China Holdings, Inc.
filed 2007-11-19
CIK 1302331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Issuer’s telephone Number: 86-10-6586-4790 and Facsimile: 86-10-6586-4790

Copies to:
Richard A. Friedman, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, New York 10006
Phone: (212) 930-9700
Fax: (212) 930-9725

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [ x ]

Total revenues for quarter ended September 30, 2007 were $0.

As of November 16,, 2007 there were 166,522,060 shares of issuer's common stock issued and outstanding and 1,250,000 Series A Preferred Shares issued and outstanding.

CHINA HOLDINGS, INC.
FORM 10-QSB

For the Fiscal Quarter Ended September 30, 2007

ITEM 1. FINANCIAL STATEMENTS

CHINA HOLDINGS, INC.
(a development stage company)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS	F-2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	F-4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	F-5

CHINA  HOLDING INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$4,837	$-
Prepaid expenses and other current assets	7,350	97,759
Total current assets	12,188	97,759

PROPERTY AND EQUIPMENT, net (Note 4)	616,201	10,369
Intangible Assets (Note 3)	3	3

TOTAL ASSETS	$628,392	$108,131

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$34,069	$35,007
Due to shareholders (Note 5)	1,161,222	875,822
Total current liabilities	1,195,291	910,829

COMMITMENTS (Notes 3 and 9)

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 20,000,000 shares authorized,
1,250,000 (December 31, 2006 – 1,250,000) shares issued and outstanding (Note 6)	1,250	1,250
Common stock, $0.001 par value, 300,000,000 shares authorized
161,857,060 (December 31, 2006-106,747,060) shares issued and outstanding (Note 6)	161,858	106,747
Additional paid-in capital	13,154,704	8,496,543
Deferred compensation (Note 6 and 7)	(70,781)	(153,942)
Deficit accumulated during the development stage	(13,750,749)	(9,193,377)
Accumulated other comprehensive loss	(63,181)	(59,919)
Total Stockholders’ Deficit	(566,899)	(802,698)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$628,392	$108,131

See Notes to Unaudited Condensed Consolidated Financial Statements

CHINA  HOLDING INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTOF OPERATIONS
(Unaudited)

	For the	For the	For the	For the	Culmulative results of
	Three Month	Three Month	Nine Month	Nine Month	operations from
	Ended September 30	Ended September 30	Ended September 30	Ended September 30	April 3, 2002 (Inception)
	2007	2006	2007	2006	to September 30, 2007
SALES	$-	$-	$-	$-	$8,976
Cost of goods sold	-	-	-	-	245
	-	-	-	-	8,731
EXPENSES
Advertising and promotion	13,190	18	31,830	3,298	153,722
Amortization of intangible assets	-	-	-	-	7,125
Consulting fees (Notes 6 and 7)	283,503	142,748	1,369,179	536,062	4,311,005
Depreciation	1,739	1,129	3,986	3,519	13,154
Interest and bank charges (Note 8)	26,442	23,427	374,702	61,220	562,296
Investor relations	31,426	5,142	(164,977)	77,147	(33,498)
Management fees (Note 7)	267,735	206,213	567,120	730,046	2,772,464
Office	2,845	13,902	13,290	37,987	97,902
Professional fees (Note 7)	35,592	21,145	120,316	151,560	921,551
Compensatory element of Stock	245,360	-	2,223,616	-	2,986,481
Rent	6,051	4,971	24,092	20,373	98,988
Research and development (Note 3)	-	-	-	-	1,743,593
Travel	2,667	21	11,518	3,933	50,342
Impairment of licensing rights (Note 3)	-	-	-	-	182,874
Vehicle	-	5,023	5,257	13,132	31,048
TOTAL EXPENSES	916,550	423,739	4,579,927	1,638,277	13,899,045

NET LOSS FROM OPERATIONS	(916,550)	(423,739)	(4,579,927)	(1,638,277)	(13,890,314)
OTHER INCOME (EXPENSES)
Foreign exchange	-	(192)	5,829	(1,331)	40,816
Gain (loss) on settlement of debts and issuance of shares (Notes 7 and 11)	-	(7,881)	16,728	(7,881)	98,751

Other Income (expenses)	-	(8,073)	22,557	(9,212)	139,567

NET LOSS	$(916,550)	$(431,812)	$(4,557,370)	$(1,647,489)	$(13,750,747)

BASIC NET LOSS PER SHARE	(0.01)	(0.01)	(0.04)	(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	128,799,033	62,667,000	128,799,033	58,764,000

NET LOSS	$(916,550)	$(431,812)	$(4,557,370)	$(1,647,489)
Comprehensive translation loss	-	-	(3,262)	-
Comprehensive loss	$(916,550)	$(431,812)	$(4,560,632)	$(1,647,489)

See Notes to Unaudited Condensed Consolidated Financial Statements

CHINA  HOLDING INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the
	Nine Month	Nine Month	Culmulative results of
	Ended	Ended	operations from
	September 30	September 30	April 3, 2002 (Inception)
	2007	2006	to September 30, 2007
OPERATING ACTIVITIES
Net loss	$(4,557,372)	$(1,647,489)	$(13,750,749)
Adjustments to reconcile net loss to cash used
in operating activities:
Amortization of deferred financing costs	29,482		29,482
Accrued interest	79,218	58,491	260,788
Amortization of intangible assets	-	-	7,125
Compensatory element of stock	77,932	-	640,541
Depreciation	3,986	3,519	13,155
Impairment of licensing rights	-	-	182,874
License rights	-	-	1,359,999
Gain (Loss) on settlement of debts and	-	-	(107,252)
issuance of shares	(16,728)	-
Non cash expenses paid with shares	1,325,580	667,893	4,529,170
Stock-based compensation	384,763	413,304	2,089,417
Warrant issued for Compensation	2,066,279	-	2,829,144

Changes in operating assets and liabilities
Prepaid expenses	88,874	(1,888)	146,522
Accounts payable and accrued liabilities	(938)	15,722	42,449
Net cash used in operating activities	(518,924)	(490,448)	(1,727,335)

INVESTING ACTIVITIES
Purchase deposit for acquisition of companies	-	-	(19,536)
Net cash used in investing activities	-	-	(19,536)

FINANCING ACTIVITIES
Proceeds from issuance of common stock			513,697
Net advances (repayment) from shareholders	527,023	492,154	1,305,465
Net cash provided by financing activities	527,023	492,154	1,819,162

EFFECT OF EXCHANGE RATE CHANGES	(3,262)	(3,073)	(67,454)

NET (DECREASE) INCREASE IN CASH	4,837	(1,367)	4,837

CASH, BEGINNING OF YEAR	-	14,887	-

CASH, END OF YEAR	$4,837	$13,520	$4,837

See Notes to Unaudited Condensed Consolidated Financial Statements

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

2. SIGNIFICANT ACCOUNTING POLICIES

a) Basis of presentation

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES - CONT’D

These condensed consolidated financial statements have been presented in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States. The Company’s year end is December 31.

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $1,183,104 and a stockholders’ deficit of $13,750,749 has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern.

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
SEPTEMBER 30, 2007
(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES - CONT’D

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

g) Fair value of financial instruments

In accordance with the requirements of SFAS No.107, “Disclosures about Fair Value of Financial Instruments”, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash, accounts payable and amounts due to shareholders, approximate carrying value due to the short-term maturity of the instruments.

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
SEPTEMBER 30, 2007
(Unaudited)

 2. SIGNIFICANT ACCOUNTING POLICIES - CONT’D

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

i) Foreign currency translation

The Company’s functional currency is the Canadian dollar and Chinese Yuan Renminbi. The financial statements are translated to United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ deficit. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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
SEPTEMBER 30, 2007
(Unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES - CONT’D

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

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

  2. SIGNIFICANT ACCOUNTING POLICIES - CONT’D

 In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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
SEPTEMBER 30, 2007
(Unaudited)

3. INTANGIBLE ASSETS

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
SEPTEMBER 30, 2007
(Unaudited)

 3. INTANGIBLE ASSETS - CONT’D

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
SEPTEMBER 30, 2007
(Unaudited)

 3. INTANGIBLE ASSETS - CONT’D

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

 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,	December 31,
	2007	2006
Computer	$27,964	$16,688
Deposit for Acquisition of Company	598,000	-0-
Furniture and Fixtures	3,392	2,849
	629,356	19,537
Less: accumulated depreciation	(13,154)	(9,168)

	$616,202	$10,369

Depreciation expense amounted to $1,739 and $3,987 for the three and nine months ended September 30, 2007, respectively.

The Deposit for acquisition was paid for by the Company in stock in the first quarter.

 5. DUE TO SHAREHOLDERS

The Company has received advances from its shareholder which bears interest at 10% per annum with no specific repayment terms. The amounts outstanding were.

September 30, 2007	December 31, 2006

$1,161,222	$875,822

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

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

On February 21, 2006, the Company filed a Certificate of Designation, Powers Preferences and Rights of Series A preferred stock which authorized the Company to issue up to 1,000,000 shares of Series A preferred stock with a par value of $0.001 per share. On September 16, 2006 the Company approved an increase in the number of authorized Series A Preferred stock to 2,500,000 with the same par value.

During the period ended September 30, 2007, the Company issued a total of 12,435,000 common shares for services at an average of $0.0298 per share for a total consideration of $356,900.

During the three month ended September 30, 2007 Company issued 10,880,000 common shares for finance cost at an average of $0.023 per share for a total consideration of $245,360.

On February 16, 2006, the Company declared a stock dividend on the basis of one new share of common stock for every four shares of common stock outstanding, and one share of Series A preferred stock for every four shares of Series A preferred stock outstanding. The record date was February 28, 2006 and the payment date was March 17, 2006.

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

6.	CAPITAL STOCK - CONT’D

The Company has granted stock options as follows:
	Number of Options	Weighted Average Exercise price $	Weighted Average Remaining Contractual Life

Balance, December 31, 2006	12,729,175	0.19	2.22 years

Issued during the period	--	--	-
Exercised during the period	--	--
Cancelled during the period	--	--	-
Expired during the period	1,577,753--	--	-

Balance September 30, 2007	11.151.422	0.20	1.48 years

a)  On June 12, 2006, the Company increased the number of shares of common stock of the Company subject to the Company’s 2005 stock Incentive plan from 3,900,000 to 9,000,000.

b)  On January 22, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $100,878.65 was recorded as consulting expense till September 30,2007 and $11,002.73 as unamortized balance in deferred compensation as of September 30,2007. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.26%
Dividend yield	0%
Volatility factor	272%
Expected option life	2 years

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

6.	CAPITAL STOCK - CONT’D

c)  On January 22, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $66,501 was recorded as consulting expense till September 30,2007and $44,952 as unamortized balance in deferred compensation as of September 30, 2007. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.26%
Dividend yield	0%
Volatility factor	272%
Expected option life	2.92 years

d)  On January 22, 2006, the Company granted 2,500,000 stock options to the President of the Company with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $276,191 was recorded as consulting till September 30, 2007.The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.21%
Dividend yield	0%
Volatility factor	272%
Expected option life	4 years

e)  On January 28, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $154,525 was recorded as consulting expense till September 30,2007and $24,507 as unamortized balance in deferred compensation as of September 30, 2007. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.38%
Dividend yield	0%
Volatility factor	270%
Expected option life	2 years

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

6.	CAPITAL STOCK - CONT’D

f)  On February 1, 2006, the Company granted 1,000,000 stock options to a consultant with an exercise price of $0.20 per share subject to immediate vesting. Stock-based compensation of $204,061 was recorded as consulting expense till September 30,2007and $32,571 as unamortized balance in deferred compensation as of September 30, 2007. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.47%
Dividend yield	0%
Volatility factor	269%
Expected option life	2 years

g)  On February 7, 2006, the Company granted 150,000 stock options to a consultant with an exercise price of $0.30 per share subject to immediate vesting. Stock-based compensation of $20,742 was recorded as consulting expense till September 30,2007 and $0 as unamortized balance in deferred compensation as of September 30, 2007. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.55%
Dividend yield	0%
Volatility factor	266%
Expected option life	1 year

h)   During the year ended December 31, 2006, the Company decreased the exercise price of 100,000 stock options granted to a consultant during the year ended December 31, 2005, from $1.00 per share to $0.30 per share. Stock-based compensation of $2,602 was recorded as consulting expense till September 30, 2007 and $0 as unamortized balance in deferred compensation as of September 30, 2007. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.55%
Dividend yield	0%
Volatility factor	266%
Expected option life	1 year

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

6.	CAPITAL STOCK - CONT’D

i)  During the year ended December 31, 2006, the Company decreased the exercise price of 100,000 stock options granted to a consultant during the year ended December 31, 2005, from $1.00 per share to $0.30 per share. Stock-based compensation of $1,976 was recorded as consulting expense till September 30,2007 and $0 as unamortized balance in deferred compensation as of September 30, 2007. The fair value of the stock options was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions used in this model were as follows:

Risk-free interest rate	4.59%
Dividend yield	0%
Volatility factor	269%
Expected option life	1 year

d)  On May 1, 2006, the Company increased the exercise price of 250,000 stock options granted to a consultant from $0.30 to $0.50 per share for 125,000 stock options and $1.00 per share for the remaining 125,000 stock options.

e).  During the quarter ended June 30, 2007, the Company issued 6,000,000 warrants at $0.20 per unit. Each warrant entitles the holder to purchase an additional common share for $0.20 and must be exercised within one to three years of the date of issuance: The Warrants Blackscholes Values are as following:

i. 1,000,000 warrants issued on March 26, 2007 at 0.20 per warrants for three years term:

Risk-free interest rate	4.85%
Dividend yield	0%
Volatility factor	280%
Expected option life	3year

 ii.. 1,000,000 warrants issued on March 26, 2007 at 0.20 per warrants for two years term:

Risk-free interest rate	4.85%
Dividend yield	0%
Volatility factor	280%
Expected option life	2year

6.	CAPITAL STOCK - CONT’D

iii. 1,000,000 warrants issued on March 26, 2007 at 0.20 per warrants for one year term:

Risk-free interest rate	4.85%
Dividend yield	0%
Volatility factor	280%
Expected option life	1year

iv. 1,000,000 warrants issued on June 15, 2007 at 0.20 per warrants for three years term:

Risk-free interest rate	4.85%
Dividend yield	0%
Volatility factor	280%
Expected option life	3year

v. 1,000,000 warrants issued on June 15, 2007 at 0.20 per warrants for two years term:

Risk-free interest rate	4.85%
Dividend yield	0%
Volatility factor	280%
Expected option life	2year

vi. 1,000,000 warrants issued on June 15, 2007 at 0.20 per warrants for three years term:

Risk-free interest rate	4.85%
Dividend yield	0%
Volatility factor	280%
Expected option life	1year

7.	SUPPLEMENTARY NON-CASH INFORMATION

The Company has issued share purchase warrants as follows:

Warrants	Average Exercise	Price
Balance, December 31, 2006	31,750,000	$0.15
Issued during through March 31, 2007	25,000,000	$0.17
Issued during the through June 30, 2007	6,000,000	$0.20
Expired during the period	(2,100,000)	$0.15
Balance, September 30, 2007	60,650,000	$0.16

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

7.	SUPPLEMENTARY NON-CASH INFORMATION

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

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

7.	SUPPLEMENTARY NON-CASH INFORMATION

The Company entered into the following non-cash transactions:

A1. On July 1, 2007, the Company issued 100,000 shares of common stock with a fair value of $.06 per share for legal services.

B1. On July 1, 2007, the Company issued 5,000,000 shares of common stock with a fair value of $.03per share for consulting services.

C1. On July 1, 2007, the Company issued 5,000,000 shares of common stock with a fair value of $.03 per share for management services.

D1. On July 6, 2007, the Company issued 8,000,000 shares of common stock with a fair value of $.022 per share for cover loss for $300,000 financing.

E1. On July 7, 2007, the Company issued 1,380,000 shares of common stock with a fair value of $.022 per share for cover the loss for daily/weekly/monthly financing/paying all the bills for the company since April 2002 up to date to an officer.

F1. On July 7, 2007, the Company issued 400,000 shares of common stock with a fair value of $.022 per share for management services.

G1. On July 7, 2007, the Company issued 200,000 shares of common stock with a fair value of $.022 per share for legal services.

H1. On July 7, 2007, the Company issued 200,000 shares of common stock with a fair value of $.022 per share for management services.

I1. On July 18, 2007, the Company issued 250,000 shares of common stock with a fair value of $.03 per share for consulting services.

J1. On Aug 7, 2007, the Company issued 250,000 shares of common stock with a fair value of $.03 per share for consulting services.

H1. On Aug 31, 2007, the Company issued 800,000 shares of common stock with a fair value of $.026 per share for management services.

J1. On Aug 31, 2007, the Company issued 1,500,000 shares of common stock with a fair value of $.026 per share for Cover the loss for daily/weekly/monthly financing/paying all the bills for the company since April 2002 up to today all.

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

7.	SUPPLEMENTARY NON-CASH INFORMATION

K1. On Sep 1, 2007, the Company issued 250,000 shares of common stock with a fair value of $0.026 per share for legal services.

L1. On May 3, 2007 the company issued 755,000 shares of common stock with a fair value of $0.036 per share for legal services

M1. On May 3, 2007 the company issued 1,780,000 shares of common stock with a fair value of $0.036 per share for management fees.

N1. On May 3, 2007 the company issued 700,000 shares of common stock with a fair value of $0.036 per share for consulting fees.

O1. On May 3, 2007 the company issued 45,000 shares of common stock with a fair value of $ .036 per share for accounting fees charged to professional fees expense.

P1. On May 3, 2007 the company issued 400,000 shares of common stock with a fair value of $0.036 per share for loan repayment.

Q1. On May 3, 2007 the company issued 1,000,000 shares of common stock with a fair value of $0.036 per share to cover loss financing to an officer.

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

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

7.	SUPPLEMENTARY NON-CASH INFORMATION

l.	On December 30, 2006, the Company issued 300,000 shares of common stock with a fair value of $.025 per share for consulting services; $7,500 is included in consulting services for 2006.

m.	On December 30, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share for consulting services; $3,750 is included in consulting services for 2006.

n.	On December 30, 2006, the Company issued 800,000 shares of common stock with a fair value of $.025 per share for consulting services; $20,000 is included in consulting services for 2006.

o.	On December 29, 2006, the Company cancelled 875,000 shares of common stock with a fair value of $.025 per share due to cancellation of services.

p.	On December 29, 2006, the Company issued 880,000 shares of common stock with a fair value of $.025 per share to settle $22,000 of debt.

q.	On December 28, 2006, the Company issued 3,800,000 shares of common stock with a fair value of $.025 per share to settle $95,000 of debt.

r.	On December 28, 2006, the Company issued 700,000 shares of common stock with a fair value of $.025 per share for consulting services; $17,500 is included in consulting services for 2006.

s.	On December 28, 2006, the Company issued 1,000,000 shares of common stock with a fair value of $.025 per share for consulting services; $25,000 is included in consulting services for 2006.

t.	On December 18, 2006, the Company issued 300,000 shares of common stock with a fair value of $.025 per share for consulting services; $7,500 is included in consulting services for 2006.
u.	On December 18, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share for consulting services ; $7,500 is included in consulting services for 2006.

v.	On December 18, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share for consulting services; $7,500 is included in consulting services for 2006.

w.	On December 14, 2006, the Company issued 150,000 shares of common stock with a fair value of $.026 per share for Legal services; $3,900 is included in professional fees for 2006.

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

7.	SUPPLEMENTARY NON-CASH INFORMATION

x.	On December 12, 2006, the Company issued 300,000 shares of common stock with a fair value of $.026 per share for consulting services; $7,800 is included in consulting services for 2006.

y.	On December 12, 2006, the Company issued 300,000 shares of common stock with a fair value of $.026 per share for consulting services; $7,800 is included in consulting services for 2006.

z.	On December 12, 2006, the Company issued 1,000,000 shares of common stock with a fair value of $.026 per share for Legal services; $26,000 is included in professional fees for 2006.

aa.	On December 12, 2006, the Company issued 1,000,000 shares of common stock with a fair value of $.026 per share for consulting services ; $26,000 is included in consulting services.

bb.	On December 1, 2006, the Company issued 2,000,000 shares of common stock with a fair value of $.025 per share for consulting services; $50,000 is included in consulting fees for 2006.

cc.	On November 27, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share for Legal services; $3,750 is included in professional fees for 2006.

dd.	On November 27, 2006, the Company issued 100,000 shares of common stock with a fair value of $.025 per share for Legal services; $2,500 is included in professional fees for 2006.

ee.	On November 26, 2006, the Company issued 1,500,000 shares of common stock with a fair value of $.025 per share to settle debt of $37,500 in 2006.

ff.	On November 26, 2006, the Company issued 550,000 shares of common stock with a fair value of $.025 per share for Legal services; $13,750 is included in professional fees for 2006.

gg.	On November 21, 2006, the Company issued 450,000 shares of common stock with a fair value of $.025 per share for Legal services; $11,250 is included in professional fees for 2006.

hh.	On November 21, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share for management services; $3,750 is included in management fee for 2006.

ii.	On November 21, 2006, the Company issued 125,000 shares of common stock with a fair value of $.025 per share for consulting services; $3,750 is included in consulting fees for 2006.

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

7.	SUPPLEMENTARY NON-CASH INFORMATION

jj.	On November 21, 2006, the Company issued 250,000 shares of common stock with a fair value of $.025 per share to settle debt of $6,250 in 2006.

kk.	On November 20, 2006, the Company issued 1,400,000 shares of common stock with a fair value of $.025 per share for consulting services; $35,000 is included in consulting services for 2006.

ll.	On November 17, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share for Legal services; $3,750 is included in professional fees for 2006.

mm.	On November 17, 2006, the Company issued 100,000 shares of common stock with a fair value of $.025 per share for consulting services; $2,500 is included in professional fees for 2006.

nn.	On November 17, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share for PR services; $3,750 is included in consulting services for 2006.

oo.	On November 17, 2006, the Company issued 500,000 shares of common stock with a fair value of $.025 per share for consulting services; $12,500 is included in consulting services for 2006.

pp.	On November 17, 2006, the Company issued 200,000 shares of common stock with a fair value of $.025 per share for consulting services; $5,000 is included in consulting services for 2006.

qq.	On November 17, 2006, the Company issued 800,000 shares of common stock with a fair value of $.025 per share to settle $20,000 of debt.

rr.	On November 17, 2006, the Company issued 500,000 shares of common stock with a fair value of $.025 per share for PR services; $12,500 is included in consulting services for 2006.

ss.	On November 17, 2006, the Company issued 150,000 shares of common stock with a fair value of $.025 per share to settle $3,750 of debt.

tt.	On November 17, 2006, the Company issued 500,000 shares of common stock with a fair value of $.025 per share for consulting services; $12,500 is included in consulting services for 2006.

uu.	On November 16, 2006, the Company issued 800,000 shares of common stock with a fair value of $0.25 per share for PR services; $20,000 is included in consulting fees for 2006.

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

7.	SUPPLEMENTARY NON-CASH INFORMATION

vv.	On November 17, 2006, the Company issued 810,000 shares of common stock with a fair value of $.025 per share to settle $20,250 of debt.

ww.	On November 16, 2006, the Company granted warrants to acquire 2,000,000 shares of common stock exercisable at $0.20 per share for 5 years as compensation to the Companies current president.

xx.	On October 19, 2006, the Company issued 50,000 shares of common stock with a fair value of $.035 per share to settle $4,000 of debt.

yy.	On October 18, 2006, the Company issued 3,250,000 shares of common stock in consideration for consulting services.

zz.	On October 12, 2006 the Company granted warrants to acquire 11,650,000 shares of common stock in consideration for consulting and management services.

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

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

7.	SUPPLEMENTARY NON-CASH INFORMATION

hhh.	On September 27, 2006, the Company issued 965,000 common shares with a fair value of $0.03 per share for $28,950 of consulting services of which $13,221 is included in deferred compensation.

iii.	On September 16, 2006, the Company issued 250,000 common shares with a fair value of $0.105 per share for $26,250 of consulting services.

jjj.	On September 1, 2006, the Company issued 500,000 common shares with a fair value of $0.09 per share for $45,000 of consulting services.

kkk.	On May 4, 2006, the Company issued 250,000 common shares with a fair value of $0.10 per share for $25,000 of legal services.

lll.	On April 16, 2006, the Company issued 500,000 common shares with a fair value of $0.10 per share for $50,000 of management consulting services.

mmm.	On April 12, 2006, the Company issued 300,000 common shares with a fair value of $0.105 per share for $31,500 of consulting services.

ooo.	On February 21, 2006, the Company issued 300,000 shares with a fair value of $0.12 per share for $36,000 of consulting services. is included in deferred compensation.

ppp.	On February 21, 2006, the Company issued 150,000 shares with a fair value of $0.12 per share for $18,000 of filing services. At September 30, 2006, $7,685 is included in deferred compensation.

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
SEPTEMBER 30, 2007
(Unaudited)

7.   SUPPLEMENTARY NON-CASH INFORMATION

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

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

8.	RELATED PARTY TRANSACTIONS

The Company has entered into the following related party transactions:

a)	Recorded management fees to directors and shareholders for the nine months and three months ended September 30, 2007 was $222,000 and $81,000, respectively.

b)	Accrued interest expense to directors and shareholders for the nine months and three months ended September 30, 2007 was $26,022 and $74,447, respectively.

9.	COMMITMENTS

On August 3 2007, the Company has appointed Mr. Chen, Moxian as Senior Vice President of China Power, Inc., the company’s wholly owned subsidiary. The Company has paid a total of 250,000 common stocks/144 Rules in July 2007. Additional compensation will be based on further projects and performances basis.

On July 1 2007, the Company has appointed Ms. Guo, Yumin as the Company’s accountant. Ms. Guo  (Licensed CPA in PR China), who was appointed as the Company's accountant since September 2007. Ms. Guo was the chief accountant for  W&G (Germanic) communication test instrument Ltd.  to handle Beijing head office accounting, and the other five local branch internal control, verification of account, approval budget, detail for inventory by location, and check tax filing, in dealing with tax bureau, make formal monthly, quarterly, annual records, provide financial data analysis report to overseas Group Financial Department.  Ms. Guo is also a audit manager for  Zhong Ding CPA Co.Ltd.  to Participated in the annual audit including development of the final certification report.

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

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

9.	COMMITMENTS - continued

The Company has adjusted that The President Yu, Xiaofei’s compensation has adjusted to $7000 from $15,000, per month effective April 1, 2007. The due to reduce responsibilities and obligations.

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

The Company has also entered into a Consulting Agreement with Mr. Yu pursuant to which Mr. Yu will provide global corporate development consulting services to the Company, including, advising the company with respect to global corporate development, strategic planning, global strategic partnership, business development and to assist the Company with identifying suitable acquisition candidates in the PR of China. The consulting agreement has a two years term with an initial review after six months and annual reviews thereafter, at which time, the terms of the consulting agreement, including compensation, may be amended upon the mutual agreement of the parties. In consideration for the consulting services, the Company agreed to a monthly compensation of $18,000 USD which will accrue as a loan to the Company until as such time as the Company shall have closed a financing. In addition, the Company agreed to issue to Mr. Yu warrants to purchase 4,000,000 shares of common stock of the Company exercisable at a price of $0.20 per shares which shall be exercisable through February 8, 2012 or within 30 days of the termination of the Consulting Agreement.

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

Dr. Fan was also appointed to serve as a member of the Company's Nominating Committee and Corporate Governance Committee.There are no understandings or arrangements between Dr. Fan and any other person pursuant to which Dr. Fan was selected as a director. Dr. .

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

9.	COMMITMENTS - continued

Fan does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer

The Company has also entered into a Consulting Agreement with Dr. Fan to provide global corporate development consulting services for the Company, including, advising the company with respect to global corporate development, strategic planning, global strategic partnership, business development and to assist the Company with identifying suitable acquisition candidates in the PR of China. The consulting agreement provides for a term of two years with an initial review after six months and annual reviews thereafter, at which time, the terms of the consulting agreement, including compensation, may be amended upon the mutual agreement of the parties. In consideration for the consulting services, the Company agreed to issue to Dr. Fan 500,000 shares of common stock pursuant to Section 4(2) of the Securities Act of 1933, as amended. In addition, the Company agreed to issue to Dr. Fan warrants to purchase 1,000,000 shares of common stock of the Company exercisable at a price of $0.20 per shares which shall be exercisable through February 8, 2012 or within 30 days of the termination of the Consulting Agreement.

In addition, on February 9, 2007, the shareholders of the Company holding 2/3 of the outstanding voting stock of the Company voter to remove DaHong Li as a director of the Company. Mr. Li will serve as a Vice-President of the Company on a consultancy basis.

Acquisition Agreement with Tong Ren Kai Yu Minerals Co. Ltd. on Oct.27th 2007

The Company has executed an acquisition agreement with Tong Ren Kai Yu Minerals Co. Ltd. on Oct.27th 2007 for acquiring 100% of Tong Ren Kai Yu Minerals Co. Ltd. with three mineral properties/mines and two mining licenses for producing rare metals (Vanadium (V2O5), Molybdenum (Mo), Uranium (U)) and with three exploration licenses approved by the Land & Resource Minister of the People’s Republic of China. See note to subsequent events.

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

9.	COMMITMENTS - continued

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
SEPTEMBER 30, 2007
(Unaudited)

9.  COMMITMENTS - continued

intellectual properties which BJCMRI and BJCMRDI may develop for a term of 10 years. As consideration for granting to the Company such first refusal and exclusive rights, the Company agreed to issue an aggregate of 200,000 restricted shares of its common stock to BJCMRI and BJCMRDI.

d)  On January 1, 2007, the Company executed an Acquisition Definitive Agreement (the "Agreement") with Xi'An Meichen Pharmaceutical Co. Ltd. ("Xi'An Meichen") to acquire all of the assets of Xi'An Meichen. Pursuant to the Agreement, the Company has agreed to acquire from Xi'An Meichen its pharmaceutical manufacturing facilities which are certified by the China State Food and Drug Administration ("China -SFDA"), a total of 43 China-SFDA certified pharmaceutical drugs, and a total of 25 MU lands, which is approximately 16,000 square meters (collectively the "Assets"). In consideration for the Assets, the Company has agreed to issue 20,000,000 shares of restricted common stock and pay $12,000,000 RMB (USD $1,535,313) to Xi'An Meichen. The Agreement contemplates that the transaction will be completed at a closing to be held on the first business day after the closing conditions are met or waived (the "Closing Conditions"), or on a date agreed upon by the parties. The closing conditions include, but are not limited to: (i) the satisfactory completion by each party of a review of the business operations, finances, assets and liabilities of the other party, (ii) delivery of such certificates and closing documents as each party's counsel may request, and (iii) the approval of all of the shareholders of Xi'An Meichen.

d)  On December 12, 2006, the Board of Directors of the Company. terminated, Nick DeCotiis as President of the Company. The Company's Board of Directors appointed Julianna Lu, as President of the Company. Ms. Lu is the Founder, Chief Executive Officer and Chairman.

f)  On November 28, 2006,the Company executed a binding Acquisition Letter of Intent with Xi'an Chunhui Pharmaceuticals Co. Ltd. ("Xi'an Chunhui") for the proposed acquisition of 51% or more ownership of Xi'an Chunhui. Pursuant to the letter of intent, both parties have expressed their intent and support for the cooperation and accomplishment of the acquisition of Xi'an Chunhui, by the Company. Further, Xi'an Chunhui has agreed to offer the Company first refusal rights and legal exclusive rights for the acquisition of 51% or more ownership of Xi'an Chunhui within twelve months from the date of the Letter of Intent. Xi'an Chunhui has agreed to provide the Company with all necessary documentation and audited financial statements within 60days, to enable the Company to conduct its due diligence. The completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement, as well as to the completion of full legal and financial due diligence.

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

9.	COMMITMENTS - continued

g)
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

h)
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

k)
On September 22, 2006, the Company entered into a letter of intent with Henan Furen Pharmaceuticals Group Co., Ltd. (“Furen”), China, for the proposed acquisition by the Company of 51% or more of Furen’s subsidiary Henan Furen Huaiqingtang Pharmaceuticals Co. Ltd. (“Huiaqingtang “) Pursuant to the Letter of Intent, the Company has first refusal rights and legal exclusive rights to acquire 51% or more of Furen for a period of nine months from the date of letter. On August 7, 2006, the Company entered into a definitive acquisition agreement with Furen and Huiaqingtang to acquire 60% of the outstanding stock of Huiaqingtang at an aggregate purchase price of $95,000,000 RMB, a portion of which shall be paid by the Company on or before the closing of the agreement and a portion to be paid three months after closing.

l)
On September 16, 2006, the Company entered into an engagement agreement with a placement agent who will market the Company’s proposed debt/equity offering (the “Offering”) in consideration for 250,000 common shares (issued) and a cash fee equal to 10% of the gross proceeds of the Offering and warrants to purchase 10% of the total number of shares, or underlying shares to be purchased by the investor exercisable at a price equal to the purchase price or conversion price paid by the investor. The term of the agreement is one year.

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

9.	COMMITMENTS - continued

m)
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

n)
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

o)
On April 16, 2006, the Company entered into a letter of intent, with Henan Tiankang Pharmaceuticals Co. ltd. (“Henan”), located in Henan, China, for the proposed acquisition by the Company of 51% or more of Henan. Pursuant to the Letter of Intent, the Company has first refusal rights and legal exclusive rights to acquire 51% of Henan for a period of nine months from the date of letter.

p)
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

q)
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

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

9.	COMMITMENTS - continued

r)  On January 16, 2006, the Company entered into a letter of intent, effective January 27, 2006, with WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences, located in Beijing, China, for the worldwide development of the China International University of Traditional Chinese Medicine and the University Hospital for Traditional Chinese Medical Sciences (the “Project”). Pursuant to the Letter of Intent, the parties agreed to pursue the co-development of the Project on a worldwide basis for a five (5) year period following execution of the Letter of Intent. Further, WangJing Hospital and WangJing Hospital of China Academy of Chinese Medical Sciences have agreed to provide the Company with full intellectual and scientific and medical and technical support for further development of the Project, while the Company has agreed to be responsible for further investment capital and business development for the Project. The parties have agreed to further discuss and negotiate the detailed terms for the development of the Project, and expect that any such agreement shall be made in a formal agreement to be entered into between the parties.

s)  Pursuant to various management and consulting contracts the Company has committed to pay fees and issue common stock as follows:

-	pay a monthly management fee of $20,000 to the Company’s Chief Executive Officer starting on January 1, 2006 and pay a 3% royalty on gross sales of the Company.

-	pay a monthly consulting fee of $7,000 to a shareholder and officer of the Company.

-	pay a monthly consulting fee of $5,000 to a shareholder and officer of the Company.

10.  SUBSEQUENT EVENTS

On October 6, 2007 the company granted 1,500,000 shares of common stock to a director and shareholder to extend current note and continue to fund the company..

On October 6, 2007 the company granted 900,000 shares of common stock to the president for management fees.

On October 6, 2007 the company granted 250,000 shares of common stock for legal fees.

On October 6, 2007 the company granted 300,000 shares of common stock for consulting fees.

On October 15, 2007 the company granted 200,000 shares of common stock for consulting fees.

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

10.	SUBSEQUENT EVENTS - continued

On October 16, 2007 the company granted 1,500,000 shares of common stock for consulting fees.

On October 15, 2006 the company granted 4,000,000 shares of common stock warrants for investor relations. Please see table below for the details of the warrants.

Description of warrants	1,000,000	1,000,000	1,000,000	1,000,000
Date of Grant	10/15/2007	10/15/2007	10/15/2007	10/15/2007
Stock Price @ grant date	$0.033	$0.033	$0.033	$0.033
Exercise Price	$0.10	$0.15	$0.20	$0.30
Expected life	8 months	12 months	19 months	24 months
Risk Free rate	4.85%	4.85%	4.85%	4.85%

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

10.	SUBSEQUENT EVENTS - continued

On October 10th 28th , and October 29th , 2007 the Company entered into a series of agreement to develop and construct biomass renewable energy facilities in the Peoples Republic of China. The development and contruction of the facilites will require approximately $78,000,000. The development and construction of the facilities are subject to the Company completing certain duel diligence requirements and obtaining financing from third parties. Thew Company currently has no commitments for financing the construction and development of the planned biomass facilites.

On October 27, 2007, the Company entered into an acquisition agreement with Tong Ren Kai Yu Minerals, Ltd. to acquire certain mineral and miming properties and licenses located in the Peoples Republic of China in exchange for approximately $ 26,750,000 shares of the Company's restricted common stock and approximately $ 13,500,000 in cash. The acquisition is subject to the Company completing certain duel diligence requirements and obtaining financing from third parties. The Company currently has no commitments for financing the transaction.

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

The Company has two wholly-owned subsidiaries: (i) China Power, Inc., and (ii) China Health Holdings, Inc. The Company intends to form a third subsidiary to pursue the Company mining projects.

On May 1, 2007, our wholly owned subsidiary, China Health World Pharmaceutical Corporation, amended its Articles of Incorporation to change its name to China Health Holdings, Inc and on May 9, 2007, our wholly owned subsidiary China Health World Trade Corporation amended its Articles of Incorporation to change its name to China Power, Inc.

 Our initial business plan was to engage in the manufacturing, marketing and distribution of proprietary natural medicinal products. We have since revised our business plan to not only focus on the manufacture, marketing and distribution of natural medicinal products but to also focus on becoming a diversified global assets holding company. We and our subsidiaries intend to engage in multiple China-focused business activities including, energy, renewable energy resources, finance, real estate, utilities and pharmaceutical. Our objective is to achieve long-term capital appreciation through investment in companies and other entities with significant assets, investments, production activities, trading or other business interests in China, or/and worldwide, or/and which derive a significant part of their revenue from China, or/and worldwide.

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

 China Power Inc. China Power intends to capture China's growing energy, renewable energy, and environment protection projects domestically and worldwide. China Power, Inc. intends to engage in business activities and investments in Hydropower Plants, biomass energy projects and companies in China, and/or worldwide, and expects to reach a total hydropower capacity from 150 MW to 1,600 MW annually within the next 1-4 years, primarily through mergers and acquisitions, joint-venture partnerships with hydro-power plants biomass energy projects and companies in China, and/or worldwide. The Company’s advanced hydro-power renewable energy strategy and plan is expected to improve the technical, societal, and environmental benefits of hydropower, biomass energy and provide investment and business activities in the cost-competitive hydropower and biomass energy supply in China and worldwide, with a focus towards building the Company’s long-term shareholder value. China Power intends to seek financing to fund its hydropower and biomass energy projects.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. There can be no assurance that we will be successful in obtaining financing.

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

RESULTS OF OPERATIONS

Nine Months ended September 30, 2007 as compared to the nine months ended September 30, 2006

We had a net loss of $4,557,372 for the nine months ended September 30, 2007 as compared to a net loss of $1,647,489 for the nine months ended September 30 2006. The net loss for the nine months ended September 30, 2007 consisted primarily of $1,369,179 of consulting fees, $567,120 of management fees, $120,316 of professional fees, $374,702 of interest and bank charges, $24,092 in rent, $11,518 of travel expenses, $13,290 of office expenses, ($164,977) of investor relations expenses, $3,986 in depreciation expenses, $31,830 of advertising and promotional expenses,  and $5,257 of vehicle expenses. The increase in net loss for the nine months ended September 30, 2007 was primarily the result of an increase in consulting fees, advertising and promotion, interest and bank charges, and rent.

              Other Income (Expenses) was $22,557 for the nine months ended September 30, 2007 as compared to ($9,212) for the nine months ended September 30, 2006. The increase is attributed primarily to a loss on settlement of debt and issuance of shares of $16,728 recognized during the nine months ended September 30, 2007 compared to ($7,881) for the nine months ended September 30,2006.

Three months ended September 30, 2007 compared to three months ended September 30, 2006

              We had a net loss of $916,550 for the three months ended September 30, 2007 as compared to a net loss of $431,812 for the three months ended September 30 2006. The net loss for the three months ended September 30, 2007 consisted primarily of $283,503 of consulting fees, $267,735 of management fees, $35,592 of professional fees, $26,442 of interest and bank charges, $6,051 in rent, $2,667 of travel expenses, $2,845 of office expenses, $31,426 of investor relations related travel costs, $1,739 in depreciation expenses, $13,190 of advertising and promotional expenses. The increase in net loss for the three months ended September 30, 2007 was the result of an increase in investor relations, management fees and consulting fees.

              Other Income (Expenses) was $0 for the three months ended September 30, 2007 as compared to ($8,073) for the three months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

          As of September 30, 2007, we had cash of $4,837. Our current liabilities as of September 30, 2007 aggregated $1,195,291. As of September 30, 2007, we had a working capital deficiency of $1,183,104 and an accumulated deficit of $13,750,749.. In order to sustain our current level of operations, we will need to raise at least $1 million over the twelve months. In order to expand our business, fund future development and pursue our acquisition strategy, we will need to raise at least $150 million over the next twelve to twenty-four months.  We intend to seek outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions.  We have not yet sought any commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms.  If adequate working capital is not available, we may be forced to curtail or cease operations.

               As of September 30, 2007, we had outstanding loans to our CEO, Julianna Lu in the amount of $894,121 and to our President, XiaoFei Yu in the amount of $266,390.  There are no formal agreements for when repayment of the loans must be made.  The loans accrue interest at the rate of 10% per annum.

We have no off balance sheet arrangements as defined by Item 303(c) of Regulation S-B.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next 12 months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for 12 months or more. Further, in order to expand our business, fund future development and begin marketing and selling our three products lines and pursue our acquisition strategy, we will need to raise at least $50 million over the next twelve to twenty-four months. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

We expect to spend approximately $200,000 over the next six months to work with scientific consultants in the People's Republic of China for the purpose of identifying and evaluating potential acquisition candidates that operate in the areas of energy and renewable energy technologies and the mineral resources. We anticipate that any such energy and/or renewable energy acquisition technologies or projects and mineral resources projects will require approval by the Chinese Government. If approval of such with new technologies or projects by the Chinese Government or any other foreign regulators is delayed or cannot be obtained, we will be forced to delay our plans to acquire, market and/or sell these technologies or projects. Any such delay could adversely affect our operations.

As part of our growth strategy, we are currently in negotiations with respect to a number of with new acquisition projects in the areas of energy and renewable energy, minerals, utilities, real estate, finance and pharmaceutical products. However, except as otherwise disclosed by the Company, no formal agreements with respect to any such additional proposed with acquisition(s) have been completed or entered into. Proposing, negotiating and implementing any such arrangements or agreements is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of product candidates. We may not be able to acquire or license the rights to additional product candidates on terms that we find acceptable, or at all. If we are successful acquiring any such projects or technologies, we will be required to raise additional capital for research and development, regulatory review and marketing efforts associated with such products or technologies, all of which will be required before any such projects or technologies are likely to provide us with any revenue. We intend to seek outside debt and equity financing to the extent that such funding is available under reasonable terms and conditions, in order to fund our these efforts. However, no assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

RECENT DEVELOPMENTS

Acquisition Agreement with Tong Ren KaiYu Minerals Co. Ltd.

The Company entered in an acquisition agreement which provides for the acquisition by the Company of 100% of the issued and outstanding shares of Tong Ren KaiYu Minerals Co. Ltd. In consideration for the shares, the Company agreed to pay (A) RMB $100 million (approximately USD $13,500,000) in cash; (B) RMB $50 million (approximately USD $6,750,000) in shares of common stock valued at a price of $0.05 per shares; (C) RMB $150 million (approximately USD $20 million) in shares of common stock valued at the average of closing price of the Company’s common stock in the 5 day period prior to closing and the 5 day period after the closing. Ton Ren KaiYu owns  three mineral properties,  two mining production licenses, and three mining exploration licenses. Tong Ren KaiYu has agreed to provide the Company with legal exclusive/first refusal rights for this acquisition. The parties have agreed to provide each other with all documentation necessary to complete their due diligence investigation of each company’s business.

The Company agreed to issue 7,000,000 shares of its common stock within 30 days of the date of agreement as a security deposit. The parties agreed that if the Company does not consummate the transaction, then, Ton Ren KaiYu shall have the right to retain the shares. However, if Ton Ren KaiYu does not complete its obligations under this agreement the Company will be permitted to put Stop transfer restrictions on the shares.

Within 60 to 90 days, upon the completion of its due diligence investigation and receipt of approval from the China government, the Company agreed to pay to Ton Ren KaiYu RMB $33million (approximately USD $4.5 mullion) in cash and RMB $67 million (approximately USD $9 million) in shares of the Company’s common stock in exchange for 33.3% of the issued shares of Ton Ren KaiYu and the mining licenses of Ton Ren KaiYu.

Within 90 to 180 days, the Company will complete mining feasibility studies of the Tong Ren KaiYu’s mining properties and upon completion will pay to Ton Ren KaiYu RMB$67,000,000 (approximately USD $ million in cash and RMB$ 133,000,000 (approximately USD $18 million) shares of the Company’s common stock  in exchange for 66.7% of the issued shares of Ton Ren KaiYu.

The Company intends to form a subsidiary in Hong Kong to complete the acquisition.

TaiHu Biomass Energy Power/Plant Investment Construction Agreement

On October 28, 2007, the Company’s subsidiary, China Power, Inc., entered into an agreement to cooperate with China Anhui TaiHu government to develop and construct a biomass energy power generation plant with a power capacity of 50MW. The parties will enter into a formal agreement for the project upon the approval of TaiHu government. The parties estimate that it will take 2 years to complete the construction of the biomass energy generation plant.

Pursuant to the terms of the agreement the TaiHu government will be responsible for (A) the coordination with the state, provincial and city governments; (B) providing the Company with certain services to assist the Company with the biomass energy project; (C) providing the Company with 200 MU(1MU=667 square meter) lands for a term of 40 years and an additional 10-15 MU lands  for a term of 40 years for the cultivation of the straw necessary for the biomass project;  (D)providing tax incentives to the Company upon completion of the project; (E)  guaranteeing a supply of stray and other biomass resources to the Company; (F) guaranteeing the water supply to the biomass energy power generation plant upon completion of the construction.  Pursuant to the terms of the Agreement, the Company will be responsible for construction of the water supply pipeline which will be reimbursed by the TaiHu government upon completion of the project. The Company will also be responsible for all cost for the construction of the biomass energy plant. The parties anticipate that the total cost of this project will be RMB$380 million (USD$78 million) comprising of a cash investment of 35% and bank loans of 65% and estimates that the project will be completed in 2010.

The TaiHu government has agreed to provide the Company will legal exclusive rights for the construction and operation of the plant and agreed not to engage in the construction of a similar biomass plant in the TaiHu County.

LongHua County Biomass Energy Power Plan Project Investment and Construction Agreement

On October 10, 2007, the Company’s subsidiary, China Power, Inc., entered into an agreement with LongHua Government and BeiJing JinRenTaiHe Trade Ltd.  Government to develop and construct a biomass energy power generation plant with a power capacity of 50MW. The parties estimate that it will take 2 years to complete the construction of the biomass energy generation plant at a cost of  RMB $580million (approximately USD$78 million) comprising of a cash investment of 35% and bank loans of 65%. The biomass energy power plant will be located at LongHua county in the town of TangTouGou village of LuoYing on a total of 200 MU lands. The Agreement provides that the LonHua Government will pay for the cost of the land and shall grant China Power the right to use the land for a term of 50 years in accordance with the State’s land use policy.

Pursuant to the terms of the agreement, the LongHua government will be responsible for (A) the coordination with the state, provincial and city governments; (B) registration of the project with the required governmental bodies; (C) providing tax incentives to China Power upon completion of the project; (D) assisting the Company with obtaining an additional 10-15 MU lands for the cultivation of the necessary biomass resources; and (E) allowing the Company to construct a well to provide water for construction of the plant.

The Company agreed to provide the LongHua government with RMB$1.65 million (approximately USD$222,000) in connection with the documentation and approval process necessary for the construction permits for the biomass plant.  The LongHua government has agreed to provide the Company will legal exclusive rights for the construction and operation of the plant and agreed not to engage in the construction of a similar biomass plant.

Agreement for Cooperation with Con Yang County Government

On October 29, 2007, the Company’s subsidiary, China Power, Inc., entered into an agreement to cooperate with the Con Yang Government. Pursuant to the agreement the Con Yang Government agreed to provide the Company with 200 MU lands in the Con Yang economic industry zone to develop and construct a biomass energy generation plant. The agreement contemplates the entry into a Lands Rights Agreement with the Con Yang Government Land & Resources Department for a term of 50 years. The parties anticipate that the total cost of the project to be RMB $580 million (approximately USD$78 million) comprising of a cash investment of 35% and bank loans of 65% and anticipate completion in 2010. The Agreement provides that the Con Yang Government will provide the Company will the lands for the cultivation of the straw and raw materials necessary for the project for a term of 50 years. In addition, the Agreement provides that it will be effective in 6 months until China provides a biomass projects feasibility study and contemplates the entry into a further agreement for execution of the biomass energy projects.

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

Upon completion of the first stage of the power station, Chalinhe Electric Power Co. anticipates the total installed power production capacity will be approximately 54,000 kW. However, implementation of the first stage of the project is dependent on Hunan Zhangjiajie Chalinhe Electric Power raising sufficient funds. Hunan Zhangjiajie Chalinhe Electric Power does not currently have any financing commitments and there is no guarantee that they will be able to raise any funds to implement their plans.

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

Future Development

We are in the process of identifying merger and/or acquisitions candidates in the Peoples Republic of China and worldwide as part of our growth plan to secure a strong future. Our acquisition strategy highlights our updated growth strategy to accrete value to our shareholders through the strategic combination of assets of energy and renewable energy projects, mineral resources and natural medicinal products  in China and throughout the world. Growth by acquisition is an important component of our updated business model. As the Chinese government policy continues to change and move towards privatization of businesses, our focus on the emerging opportunities in China will primarily focus on small and medium-sized enterprises. Management believes that our growth strategy will enable the company to secure a strong future and a powerful position in the global assets holding company.

If we are successful in raising $150 million of financing in order to expand our business and fund future development, we anticipate the following expenses over the next twelve months: (a) $150,000 to develop our Internet website and e-commerce system in multi-languages; (b) $200,000 for media advertising to promote our brand name; (c) $200,000 for our research and development program; (d) $400,000 for an investor relations program; (f) $500,000 for professional and consultant fees; (g) $1,800,000 for general working capital, including product development, inventory, and general and administrative expenses; and (h) $146,750,000 for merger and acquisitions and joint-ventures.

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

Number of Employees

From our inception through the period ended September 30, 2007, we have principally relied on the services of outside consultants and part-time employees for services. We currently have six (6) full time employees and 25 part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

RISKS RELATED TO OUR FINANCIAL CONDITION

Our Financial Status Creates Doubt Whether We Will Continue As A Going Concern.

We reported net losses totaling of $4,557,372, and $1,647,489 for the nine months ended September 30, 2007 and September 30, 2006, respectively. As of September 30, 2007, we had a working capital deficiency of $1,183,104  (current assets less current liabilities) and an accumulated deficit of $13,750,749. With our current resources we expect to be able to satisfy our cash requirements through September 30, 2008. However, in order to expand our current business operations, fund future development and market, sell our three existing product lines and completed our acquisition projects we will need to raise at least $50 million in financing over the next twelve months. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose the entire amount of their investment.

We Need Significant Infusions Of Additional Capital, Which May Result In Dilution To Our Shareholders' Ownership And Voting Rights In Our Company.

Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $2 million of outside funding in order to sustain our current business operations over the next twelve months, and at least $150 million of outside funding in order to expand our business, fund future development and complete our acquisition projects.  We have entered into an agreement to acquire the Chalinhe Hydropower Station, which requires a cash payment of approximately USD$50 million and the assumption of a bank loan of approximately USD $40 million. In addition, we have entered into an agreement to acquire Ton RenKaiYu for a combination of cash in the amount of USD $13.5 million and stock in the aggregate amount of $26,750,000. We have also entered into agreements to cooperate to construct two biomass energy plants which will require an investment in excess of USD$80 million. We have not in the past raised any funds and our operations have been funded primarily through loans from our officers and the issuance of shares of our common stock. Our need for capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. If we fail to arrange for sufficient capital in the future, we may be required to reduce the scope of our business activities, terminate our acquisition agreements and curtail plans to construct the biomass plants. In addition, we may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

The Issuance Of Shares Of Our Common Stock To Fund Our Operations And As Consideration At The Closing Of Our Acquisition Targets Will Result In Significant Dilution To Our Existing Shareholders.

To date our operations have been funded through cash advances from our officers and through the issuance of shares of our common stock. There can be no assurance that our officers will continue to fund our operations. The issuance of shares of our common stock will result in dilution to our existing holders. Further, to proceed with the closing of our acquisition targets in China, we will be required to issue shares of our common stock as consideration, this will result in significant dilution to our existing shareholders. The amount of dilution will be dependent upon the terms on which we issue shares of our common stock.

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

Our ability to compete effectively in the natural medicinal industry is dependent upon the proprietary nature of the designs, processes, technologies and materials owned by, used by or licensed to us. All of our intellectual property rights are based on common law and our license agreements with Hotway Nutraceuticals Canada Co., Ltd. and from rights to herbal supplement formulas that we obtained from our principal officers, Ms. Julianna Lu and Mr. Xiao Fei Yu. We do not own and have not applied for patents, trademarks or any other registrations of our intellectual properties. Although we attempt to protect such proprietary properties, both in the United States and in foreign countries through trade secret laws and non-disclosure agreements, these may be insufficient. In addition, because of the differences in foreign laws concerning proprietary rights, our products may not receive the same degree of protection in foreign countries as they would in the United States. We may not always be able to successfully protect or enforce our proprietary properties against competitors, which may materially adversely affect our business.

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

We May Incur Material Product Liability Costs.

Our subsidiary, China Health Holdings, Inc. in engaged in the business of formulating and selling nutritional supplements for human consumption. As a distributor of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. We may be subject to various product liability claims, including, among others, allegations that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. In addition, although our manufacturers maintain quality controls and procedures with respect to products that we sell, our products could contain contaminated substances. All of the products we sell are produced by third-party manufacturers. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture even though we have no control over the manufacturing procedures used in connection with the production of these third-party products. We are in the process of applying for product liability insurance. Such insurance, once obtained, may not be available at a reasonable cost, or may not be adequate to cover liabilities.

If We Are Not Able To Manage Growth Of Our Business, Our Financial Condition And Results Of Operations Will Be Negatively Affected.

In addition, we have expanded our business into renewable energy resources and have entered into agreements to cooperate to construct two biomass energy power plants. We also entered into an agreement to acquire Chalinhe Hydropower station. In addition, we have entered into an agreement to acquire Tong Ren KaiYu Minerals which owns 3 minerals licenses. We have not completed any of these planned acquisitions and expansion projects. If and when we consummate one or more of these transactions, we may experience a period of significant growth. Any future growth could cause significant strain on our managerial, operational, financial and other resources. Success in managing this expansion and growth will depend, in part, upon the ability of our senior management to effectively manage the growth of our business. Any failure to manage the proposed growth and expansion of our business could have a material adverse effect on our financial condition and results of operations.

Our Strategy Of Growth Through Acquisition Is Inherently Risky.

Our strategy is to identify and develop merger and/or acquisitions candidates in the Peoples Republic of China and worldwide as part of our growth plan to secure a strong future. Although we have signed agreements to acquire Hunan Zhangjiajie Chalinhe Electric Power Co. and Tong Ren Kai Yu Minerals Co. Ltd., there can be no assurance that any or all of such acquisitions will be completed. Even if the acquisitions are completed, the final terms of the acquisition agreements may vary substantially from the terms described in the agreements. We have also entered into agreements to cooperate to construct biomass energy power plants in China. These agreements require the investment of significant capital and require the approval of the appropriate administrative and regulatory bodies in China.

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

If We Fail To Acquire And Develop Other Products Or Product Candidates, We May Be Unable To Grow Our Business.

We license the rights to a majority of our neutraceutical products from outside third parties. As part of our growth strategy, we intend to license or acquire additional products and product candidates for development and commercialization. The success of this strategy depends upon our ability to identify, select and acquire the right product candidates. Any product candidate we license or acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by regulatory authorities. All product candidates are prone to the risks of failure inherent in product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective. In addition, we cannot assure you that any products that we license or acquire will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace. Proposing, negotiating and implementing an economically viable product acquisition or license is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of product candidates. We may not be able to acquire or license the rights to additional products on terms that we find acceptable, or at all.

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

On April 18, 2005, our common stock was approved for quotation on the OTC Bulletin Board under the symbol "CHHH."  In May 2007 our trading symbol was changed to CHHL. To date there is a limited trading market in our common stock on the OTC Bulletin Board. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for our shareholders to sell their shares or recover any part of their investment in us. The market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

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

 ITEM 3. CONTROLS AND PROCEDURES.

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 6, 2007, the Company issued 800,000,000 shares common shares as consideration for a loan to the Company by its Chief Executive Officer.

On August 7, 2007, the Company issued 250,000 shares for consulting services.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Acquisition Agreement with Tong Ren KaiYu Minerals Co. Ltd.

The Company entered in an acquisition agreement which provides for the acquisition by the Company of 100% of the issued and outstanding shares of Tong Ren KaiYu Minerals Co. Ltd. In consideration for the shares, the Company agreed to pay (A) RMB $100 million (approximately USD $13,500,000) in cash; (B) RMB $50 million (approximately USD $6,750,000) in shares of common stock valued at a price of $0.05 per shares; (C) RMB $150 million (approximately USD $20 million) in shares of common stock valued at the average of closing price of the Company’s common stock in the 5 day period prior to closing and the 5 day period after the closing. Ton Ren KaiYu owns  three mineral properties,  two mining production licenses, and three mining exploration licenses. Tong Ren KaiYu has agreed to provide the Company with legal exclusive/first refusal rights for this acquisition. The parties have agreed to provide each other with all documentation necessary to complete their due diligence investigation of each company’s business.

The Company agreed to issue 7,000,000 shares of its common stock within 30 days of the date of agreement as a security deposit. The parties agreed that if the Company does not consummate the transaction, then, Ton Ren KaiYu shall have the right to retain the shares. However, if Ton Ren KaiYu does not complete its obligations under this agreement the Company will be permitted to put Stop transfer restrictions on the shares.

Within 60 to 90 days, upon the completion of its due diligence investigation and receipt of approval from the China government, the Company agreed to pay to Ton Ren KaiYu RMB $33million (approximately USD $4.5 mullion) in cash and RMB $67 million (approximately USD $9 million) in shares of the Company’s common stock in exchange for 33.3% of the issued shares of Ton Ren KaiYu and the mining licenses of Ton Ren KaiYu.

Within 90 to 180 days, the Company will complete mining feasibility studies of the Tong Ren KaiYu’s mining properties and upon completion will pay to Ton Ren KaiYu RMB$67,000,000 (approximately USD$9 million in cash and RMB$ 133,000,000 (approximately USD $18 million) shares of the Company’s common stock  in exchange for 66.7% of the issued shares of Ton Ren KaiYu.

ITEM 6. EXHIBITS –

10.1	LongHua Biomass Energy Power Plant Project Investment and Construction Agreement dated October 10, 2007

10.2	Chinese/English Translation of Exhibit 10.1 - LongHua Biomass Energy Power Plant Project Investment and Construction Agreement dated October 10, 2007

10.3	Taihu Biomass Energy Power Plant Project Investment Construction Agreement dated October 28, 2007

10.4	Chinese/English Translation of Exhibit 10.3 - Taihu Biomass Energy Power Plant Project Investment Construction Agreement dated October 28, 2007

10.5	Acquisition Purchase Agreement between China Holdings, Inc. and Tong RenKaiYu Minerals, Co. Ltd. dated October 27, 2007

10.6	Chinese/English Translation of Exhibit 10.5- Acquisition Purchase Agreement between China Holdings, Inc. and Tong RenKaiYu Minerals, Co. Ltd. dated October 27, 2007

10.7	Agreement for Cooperation between Con Yang County Government and China Power, Inc. dated October 29, 2007

10.8	Chinese/English Translation of Exhibit 10.7- Agreement for Cooperation between Con Yang County Government and China Power, Inc. dated October 29, 2007

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

China Holdings, Inc.

Dated: November 16, 2007	By:	/s/ Julianna Lu
Julianna Lu
Chief Executive Officer, Principal
Financial Officer, Principal Accounting Officer, Treasurer and Chairman of the Board of Directors