Form 10KSB
period 2007-12-31
China Holdings, Inc.
filed 2008-04-15
CIK 1302331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER ________________________________

China Holdings, Inc.
(Name of Small Business Issuer in Its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0432681 (I.R.S. Employer identification No.)

Julianna Lu, BSc. MSc.
Chief Executive Officer
101 Convention Center Drive, Suite 700, Las Vegas, NV 89109-2001
(Address of principal executive offices) (Zip Code)
Issuer’s telephone Number: 86-10-6586-4770

Mailing Address
8E-C2, Global Trade Mansion, No.9A, GuangHua Rod,
Chaovan District, Beijing PR China 100020
Issuer’s telephone Number: 86-10-6586-4770 and Facsimile: 86-10-6586-4790

China Health Holding, Inc.
(Former name, former address and former fiscal year,
if changed since last report)

Copies to
Gregg E. Jaclin, Esq.
Anslow & Jaclin, LLP
195 Route 9 South, Suite 204
Manalapan, NJ 07726
t: (732) 409-1212
f: (732) 577-1188

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $0

The aggregate market value of the issued and outstanding common stock held by non-affiliates of China Holdings, Inc. based upon the closing price of the Common Stock as quoted on the Over the Counter Bulleting Board (OTCBB) on March 31, 2008, was approximately $2,586,090.

As of March 31, 2008, the issuer had a total of 185,007,060 outstanding shares of Common Stock and 1,250,000 shares of Series “A” Preferred Stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Forward Looking Statement  -

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

As used in this Annual Report, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to China Holdings, Inc. and its subsidiaries.

PART I

Item 1. Description of Business

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
Our initial business plan was to engage in the manufacturing, marketing and distribution of proprietary natural medicinal products. We have since revised our business plan to not only focus on the manufacture, marketing and distribution of natural medicinal products but to also focus on becoming a diversified global assets holding company. We intend to engage in multiple China-focused business activities including, energy, renewable energy, resources, utilities finance, real estate, and pharmaceutical. Our objective is to achieve long-term capital appreciation through investment in companies and other entities with significant assets, investments, production activities, trading or other business interests in China, or/and worldwide, or/and which derive a significant part of their revenue from China, or/and worldwide.

Subsidiaries

In April 2005, we formed two wholly owned subsidiaries in the State of Nevada: (1) China Health World Pharmaceutical Corporation; and (2) China Health World Trade Corporation. Our subsidiaries were formed to assist and support us with global development, manufacturing, commercialization, marketing, and distribution of our natural herbal products worldwide, in North America, in PR China and in Europe.

On May 1, 2007, our wholly owned subsidiary, China Health World Pharmaceutical Corporation, amended its Articles of Incorporation to change its name to China Health Holdings, Inc and on May 9, 2007, our wholly owned subsidiary China Health World Trade Corporation amended its Articles of Incorporation to change its name to China Power, Inc.

On January 7, 2008, the Company formed another wholly owned subsidiary: China Minerals Holdings, Inc. in the State of Nevada.

China Power, Inc.

China Power, Inc. (“China Power”) is a development stage company with the goal of becoming a leading energy and renewable energy holding company that focuses on mergers and acquisitions, investment, research and development, construction and the operation of energy, and renewable energy, and environmental protection projects in China and throughout the world. China Power is attempting to develop renewable energy projects, pipelines in biomass energy projects and hydropower plants though mergers and acquisitions, joint-venture partnerships with biomass projects and hydropower plants, companies, local governments in China and throughout the world. China Power’s renewable energy strategy and plan in hydropower plants and biomass energy projects will enhance the technical, social, and environmental benefits of biomass energy and hydropower projects and provide investment and business opportunities in the cost-competitive industries or biomass energy and hydropower capacity energy supply in China and throughout the world, and also help increase long term shareholder value.

 China Minerals Holdings, Inc.

China Mineral Holdings, Inc. (“China Mineral Holdings”) is a development stage mining company with the aim of establishing, expanding, and diversifying it presence in the mining resource industry in China and throughout the world, in its precious and rare metals resource and properties by securing mining licenses for production and through strong joint venture partners in China.  China Mineral Holdings intends to establish the production of high-margin rare metals (Vanadium (V2O5), Molybdenum (Mo), Uranium (U)) and to increase its mineral resource inventory and mining life though exploration, production and the development of multi-commodity project pipe lines. Furthermore, China Mineral Holdings’ mining projects and prospects will be based on rigorous economic evaluation and will subsequently be advanced though joint-ventures.

China Health Holdings, Inc.

China Health Holdings, Inc. (“China Health”) is a development stage company with the goal of becoming a leading developer, manufacturer, marketer and distributor of pharmaceutical drugs and dietary supplements in China and throughout the world. China Health Holdings' main objective is to partner with CHINA -SFDA approved drug producers, GMP certified manufacturing facilities, research and development centers and universities in China. China Health's goals for 2008-2013 include the profitable penetration of the Chinese pharmaceutical industry through mergers and acquisitions with leading pharmaceutical companies in China. Specifically, China Health’s strategy is to leverage synergies, integrate drug pipelines and distribution channels, and management expertise between pending pharmaceutical acquisitions.

RECENT DEVELOPMENTS

The Company, via its wholly owned subsidiary China Power, has entered a total of five (5) development, investment and construction agreements with local China Governments to develop, invest and construct a total of  five (5) biomass energy power generation plants/projects with a total potential power capacity for 50MW x 5 = 250 MW in pipeline. The development and construction of the facilities will require approximately $78,000,000 for each 50MW biomass plant/project. The development and construction of the facilities are subject to the Company completing certain due diligence requirements and obtaining financing from third parties.

In addition to the above, the Company has entered into agreements and memorandums of understanding with other third parties for the development of various power plants. To date, the Company has not effectuated the agreements and will not be in a position to do so until it receives the substantial financing needed to complete these transactions.

 Future Development

We are in the process of identifying merger and/or acquisitions candidates in the Peoples Republic of China and worldwide as part of our growth plan to secure a strong future. Our acquisition strategy highlights our updated growth strategy to accrete value to our shareholders through the strategic combination of assets of energy and renewable energy projects (such as hydropower plant and biomass energy projects, etc), mineral resources and natural medicinal products  in China and throughout the world. Growth by acquisition is an important component of our updated business model. As the Chinese government policy continues to change and move towards privatization of businesses, our focus on the emerging opportunities in China will primarily focus on small and medium-sized enterprises. Management believes that our growth strategy will enable the company to secure a strong future and a powerful position in the global assets holding company.

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

If the Company is only successful in raising $3 million of financing to sustain its current level of business operations, we anticipate the following expenses over the next twelve months: (a) $150,000 to develop its Internet website and e-commerce system in multi-languages; (b) $200,000 for media advertising to promote our brand name; (c) $200,000 for its research and development program; (d) $400,000 for an investor relations program; (f) $500,000 for professional and consultant fees; and (g) $1,800,000 for general working capital, including product development, inventory, and general and administrative expenses.

Acquisition of Plant and Equipment and Other Assets

If the Company successfully closes on acquisitions it will acquire material property, plant or equipment during the next 12 months. If the Company is successful in developing and construction of our biomass energy projects it will acquire material property, plant or equipment during the next 12 months.

Number of Employees

From inception through the period ended March 31, 2008, we have principally relied on the services of outside consultants and part-time employees for services. We currently have six (6) full time employees and 25 part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

Operations Plans

China Holdings, Inc.’s goal is to become a diversified global assets holding company. We and our subsidiaries engage in multiple China-focused business activities including, energy, renewable energy, resources, utilities finance, real estate, and pharmaceutical. Our objective is to achieve long-term capital appreciation through investment in companies and other entities with significant assets, investments, production activities, trading or other business interests in China, or/and worldwide, or/and which derive a significant part of their revenue from China, or/and worldwide.

China Power, Inc.

China Power, Inc. (“China Power”) is a development stage company with the goal of becoming a leading energy and renewable energy holding company that focuses on mergers and acquisitions, investment, research and development, construction and the operation of energy, and renewable energy, and environmental protection projects in China and throughout the world. China Power is attempting to develop renewable energy projects, pipelines in biomass energy projects and hydropower plants though mergers and acquisitions, joint-venture partnerships with biomass projects and hydropower plants, companies, local governments in China and throughout the world. China Power’s renewable energy strategy and plan in hydropower plants and biomass energy projects will enhance the technical, social, and environmental benefits of biomass energy and hydropower projects and provide investment and business opportunities in the cost-competitive industries or biomass energy and hydropower capacity energy supply in China and throughout the world, and also help increase long term shareholder value.

China Power intends to seek financing for $150-200 millions via an Initial Public Offering (IPO) in 2008 to fund its hydropower and biomass energy projects.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. There can be no assurance that we will be successful in obtaining financing and that this line of business will be successfully developed.

 Our objective is to achieve long-term capital appreciation through investment in companies and other entities with significant assets, investments, production activities, trading or other business interests in China and throughout the worldwide, or/and which derive a significant part of their revenue from China and throughout the world.

Market Analysis

Biomass Renewable Energy in China

Renewable Power Producers are involved in generating electric power from renewable energy sources, such as hydropower (Water), wind energy and certain waste products such as biomass. The demand for renewable energy power in the world continues to grow and is largely driven by long-term trends towards stronger policies for environmental protection. The combustion of fossil fuels, such as coal, oil and natural gas emits greenhouse gases, and is acknowledged worldwide as a major cause of global warming. Environmental protection policies, combined with an increase in demand for electricity, limited supply and near all-time high energy commodity prices are enticing electricity producers and providers to diversify their mix of power generation to include a larger share of renewable power.

Biomass Renewable Energy: straw to energy. Straw is a source renewable energy. The carbon on the inside of straw can change to organic carbon through absorption of carbon dioxide (CO2) from the atmosphere during photosynthesis. Biomass, as an alternative and renewable energy source, is fully supported by the central government and local governments of China. Specifically, the development and construction of renewable energy projects are protected by The Renewable Energy Law, created on January 1, 2006 by the People Congress of China. The Chinese central government has set a series of tax exemption/deduction regulations to encourage the construction of renewable energy projects. The National Reform and Development Committee implement the purchase electricity price for renewable energy. It ensures that the standard purchase electricity price is 0.25 Yuan/kWh in addition to a local average grid connection price of 0.25-0.44 Yuan/kWh.

Hydropower Industry Overview

Renewable energy power producers are involved in the generation of electricity from renewable sources of energy including (i) water; (ii) wind; (iii) certain waste products, such as biomass (e.g., waste wood from forest products operations) and landfill gas; (iv) geothermal sources, such as heat or steam; and (v) the sun. Demand for renewable power sources in North America continues to grow and is largely driven by the long-term trend toward stronger policies for protecting the environment. The combustion of fossil fuels such as coal, oil, and natural gas to produce electricity emits greenhouse gases, and is acknowledged internationally as being a major contributor to global warming. These environmental concerns, combined with increases in electricity demand, low levels of growth in electricity supply, and near all-time high energy commodity prices, are enticing electricity providers to diversify their mix of power generation sources to include a larger share of renewable power. In the traditional market structure of the electricity industry, vertically-integrated monopoly utilities have (i) generated (production of electricity), (ii) transmitted (transport of electricity from generation facilities to transformer stations), and (iii) distributed electricity (transport from transformer stations to consumers). A number of factors, including rising electricity rates and fossil fuel prices, technological advances, and concerns about cost controls in funding future investments in generation and transmission have led several jurisdictions to restructure their electricity markets to move towards full competition or regulated competition. An integral part of the restructuring effort has been the introduction of new generation supply from third parties, or “independent power producers”, that are independent of government and differ from traditional vertically-integrated and regulated utilities. While traditional regulated utilities continue to dominate the North American electricity generation markets, it is recognized that independent power producers will play an increasingly important role in the supply of electricity needs in the future. In recent years, governmental authorities and other policymakers have increasingly recognized the benefits of power generated by independent power producers. The trend towards increased reliance on independent power producers for the supply of renewable power in North America is fuelled by a number of factors, including (i) the increase in government-sponsored incentives, (ii) the availability of long-term contracts for the purchase of renewable energy with highly creditworthy counterparties, allowing independent power producers to develop new projects in a low-risk environment with the expectation of long-term stable contractual cash flows, (iii) the implementation of non-discriminatory access to transmission systems, providing independent power producers access to regional electricity markets; and (iv) the efficiency of independent power producers.

China Hydropower Industry

The power industry of China has taken on a brand new look before the whole world. Meanwhile, its hydropower construction is stepping into a new developing age. Over the past few years, China has made great achievements in hydropower construction. The projects under construction are performing on an unprecedented scale. The large and medium hydropower generating units put into operation set a new world record in 2004. Many countries, including China, share an identical perception on hydropower development --- giving priority to developing hydropower in an environmental-friendly and social-harmonious manner. China, which is currently in an era of rapid economic growth with steadily increasing demand for energy, has taken the development of hydro-energy resources as a key energy strategy for the protection of environment, reduction of greenhouse gas emission and saving of resources.

In 2006, China generated 2755.7 billion KWH of energy, a 13.67% increase compared with 2005, while the amount of energy generated from hydropower reached 378.3 billion KWH, a 3.5% increase compared to the prior year. The proportion of hydropower to all energy generated was 13.7% in 2006, a decrease of 1.5% from 2005. The pace of construction of hydropower stations appears to be slower in China than the pace of construction of other energy producing facilities. The total output of new energy generating facilities put into service in 2006 was 101,170 MW. The gross installed energy generating capacity at the end of 2006 reached 622,000 MW, an increase of 20.3% as compared to the prior year. As for the composition of power sources, the percentage of thermal power was 77.8%, an increase of 2.1 percentage points; and the percentage of hydropower was 20.7%, a decrease of 2.0 percentage points. This decrease was the result of China’s focus on short term improvements in the supply of energy during a time of electric power shortages. The average exploitation level of hydropower in developed countries is above 60%. Among the countries, the percentage of exploited hydroelectric resources is about 82% in the USA, 84% in Japan and 65% in Canada. Comparing with these countries, the hydroelectric development in China is still at a comparatively low level, and still has great development potential.

At present, the installed generation capacity of hydropower all over the world is about 800 million KW, which satisfies approximately 20% of the demand for global electricity. The development and utilization of hydro energy resource has made significant contributions to human civilization and social progress. China is relatively rich in hydro energy resource, of which the installed generation capacity available for exploitation exceeds 400 million KW, and the annual energy output is more than 1700 billion KW. As of 2003, the number of rivers that had the potential to generate at least 1,000 KW of hydro energy in China was 33,886. Moreover, these rivers have the potential of generating 6080 billion KWH of electricity each year, with an average output 694 million KW or 1/6 of the world’s electricity needs. Therefore, the development of the hydro power industry in China has great potential.

Our emphasis on the exploitation of resources in the western part of Southwest China is very rich in hydro power resource, and 68% of the total amount of hydro power resource available for exploitation is concentrated in this region, of which less than 10% of the available resources have been developed. The exploitation of hydro power in the Southwest may promote the development of related industries such as communications, cement, steel and electromechanical. The positive and steady implementation of the plan "Transport the Electricity from the West to the East" may optimize the power utilization structure in the eastern part of China and improve the regional ecological environment, while offering the electricity required by the development of the East.

In accordance with preliminary planning, by the year of 2020, the amount of installed hydro power capacity in China will reach 270 million KW, comprising 29% of all of China’s energy generating capacity, and the hydroelectric development level will reach 68%. The direct benefit of this hydropower production will be tantamount to saving 420 million tons of coal. Specifically, this increase in hydro power should result in a reduction of 1.17 billion tons of CO2, 7.5 million tons of sulfur dioxide and other kinds of harmful gas. Hydro power will play an important role in the reduction of global air pollution and greenhouse effects and help improve the environment. Hydropower construction may also lead to other benefits like flood prevention, irrigation and transportation, and at the same time promote economic growth and social development, while alleviating poverty. Therefore, the hydropower industry has a great long-term potential and is endorsed by a number of institutional investors.

The year 2006 marked the beginning of China's 11th Five-Year Plan. In the first three quarters, thanks to sound fiscal and monetary policies, the national economy continued to head for the anticipated direction, achieving fast growth and providing reasonable assurance for the healthy development of the hydropower industry.

For the first three quarters of 2006, power generation totaled 2011.1 billion kWh, a rise of 12.9% increase from the prior year. The power generation growth rate dropped 0.5 of a percentage point from the prior year, largely due to a slowdown of hydropower generation. For the first three quarters of 2006, hydropower generation rose 6.4% from the prior year, though the growth rate decreased 14.6 percentage points from the previous year. In contrast, electricity from coal-fired power climbed 14.5% from 2005, an increase of 2.3 percentage points.

Due to enhanced power supply capacity, the power shortage in China was eased significantly. During peak seasons, the maximum power shortage was approximately 13 million kW, less than half of the power shortage in 2005, while the number of blackouts decreased 91.3% over the same period.

Hydropower Development and Current Situation in China

China is bestowed with a lot of rivers which, combined with the geographic and climate conditions, provide an abundant water energy source. Based on comprehensive investigation and assessment, the theoretical reserve of water resource in China is 688GW, with a possible annual power generation capacity of 5920 billion kWh. From latest overall economic, technical and environmental assessment and screening, water resources that can be developed and utilized for hydropower is 448GW. These water resources have the potential to produce 2470 billion kWh of energy each year, which is equivalent to that produced by the combustion of about 0.9 billion tons of coal. China has the most sources of water energy in the world, which is an important and precious resource for the economic development in China.

Although China built its first hydropower station in 1912 (at Shilong Dam in Yunnan Province, with an installed capacity of 500kW), the actual development and utilization of hydropower started in the later half of the twentieth century due to the delay of the industrialization process. After more than 50 years of construction, the hydropower installed capacity of China reached 92.17GW in 2003, making up 24% of the total electric power output, generating 283 billion kWh of energy each year which accounted for about 14.8% of China’s total energy output. It can be seen from the reserves of water energy that the development level of China in hydropower is far behind those countries with relatively rich water resources. Tables 1 and 2 show respectively the development status of different nations in the world and the development course of China in hydropower industry.

Table 1  Development status of different nations in the world

Nation	Total reserve developable (GW)	Developed capacity (GW)	Development ratio (%)	Year of data
China	448	100	22.3	2004
USA	194.30	84.15	43.3	1986
Canada	152.90	65.67	42.9	1997
Brazil	213.00	54.51	25.6	1997
Russia	269.00	62.14	23.1	1986
India	84.00	22.01	26.2	1997
Japan	35.15	33.39	95.0	1986
France	22.80	21.00	92.1	1986
Norway	38.00	26.00	68.4	1997
Italy	19.20	17.86	93.0	1986
Spain	29.22	18.00	61.6	1997

Note: The data in 1986 come from “China River Hydropower Planning in the 20th Century” and the data in 1997 from “International Water Power and Dam Construction” in 1999.

Table 2  History and future prediction of hydropower development in China

Year	Installed capacity of hydropower (GW)	Year	Installed capacity of hydropower (GW)
1912	0.0005	1988	32.698
1949	0.163	1991	37.884
1955	0.498	1996	52.184
1960	1.941	1999	72.97
1965	3.02	2000	77.085
1970	6.235	2003	92.17
1975	13.428	2004	100.00 (predicted	)
1978	17.277	2010	147.35 (predicted	)
1980	20.318	2020	257.86 (predicted	)
1985	26.415

Of the installed capacity of 100GW that has been developed in China, more than 28GW is contributed by about 40,000 small hydropower stations with an installation capacity below 50MW each, accounting for 33% of China’s total hydropower capacity. There are many small hydropower resources, which can play an active and effective role in power supply to the rural and remote mountainous regions that power grids can hardly cover, and are also favorable to environmental protection by replacing coal-fired energy. Small hydropower stations can be invested in a decentralized way with most investors being individuals and collective groups. Thus, the advantages of easy financing, relatively less-sophisticated technology and equipment and short construction periods make small hydropower an important renewable energy source that should not be neglected. As a result, the Chinese government has listed small hydropower stations among the renewable energy sources supported by preferential policies.

The medium and large-sized hydropower stations with installation capacities above 50MW constitute the largest source of hydropower in China. Through more than 50 years construction and development, over 230 stations of such scale have been set up, among which 25 stations are above 1000MW and 40 are above 500MW. These medium- and large- sized stations demonstrate that China has the capability to build all types of hydropower stations, and have laid down a sound basis in professional personnel and teams specialized in survey, scientific researches, design and construction, as well as in specifications and standards, organizational structure and technologies. The successful construction of the Yangtze Three Gorges Hydropower Station demonstrates that China’s ability as a world leader in developing very large stations. As such, we believe that investing in China’s hydropower industry has significant potential.

 China Minerals Holdings, Inc.

China Mineral Holdingsis a development stage mining company with the aim of establishing, expanding, and diversifying it presence in the mining resource industry in China and throughout the world, in its precious and rare metals resource and properties by securing mining licenses for production and through strong joint venture partners in China.  China Mineral Holdings intends to establish the production of high-margin rare metals (Vanadium (V2O5), Molybdenum (Mo), Uranium (U)) and to increase its mineral resource inventory and mining life though exploration, production and the development of multi-commodity project pipe lines. Furthermore, China Mineral Holdings’ mining projects and prospects will be based on rigorous economic evaluation and will subsequently be advanced though joint-ventures.

Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. There can be no assurance that we will be successful in obtaining financing and that this line of business will be successfully developed.

 China Health Holdings, Inc.

China Health is a development stage company with the goal of becoming a leading developer, manufacturer, marketer and distributor of pharmaceutical drugs and dietary supplements in China and throughout the world. China Health Holdings' main objective is to partner with CHINA -SFDA approved drug producers, GMP certified manufacturing facilities, research and development centers and universities in China. China Health's goals for 2008-2013 include the profitable penetration of the Chinese pharmaceutical industry through mergers and acquisitions with leading pharmaceutical companies in China. Specifically, China Health’s strategy is to leverage synergies, integrate drug pipelines and distribution channels, and management expertise between pending pharmaceutical acquisitions.

China Holdings, will via China Health Holdings, Inc. continues its Merger & Acquisition and Transactions and development in pharmaceutical projects in later 2008 and 2009 upon China-SFDA firm its revolutionize its drug policies. China Holdings has agreed an authorized to its wholly-owned subsidiary: China Health to take over its all pharmaceutical projects and TCM-Based Medicinal Projects developed in the past to complete and development further. Our goals for 2008-2013 include the profitable penetration of the Chinese pharmaceutical industry by merger and acquisition (M&A) leading pharmaceutical companies in China via/under our wholly-owned subsidiary: China Health Holdings, Inc. Our strategy is to leverage synergies, integrate drug pipelines and distribution channels, and management expertise between pending pharmaceutical acquisitions. We intend to develop a Taoist Medicine product line and a Vitamins and Supplements product line over the next twelve months. All of the products for these product lines are fully developed. All of our manufacturing will be outsourced to third parties. We plan to generate revenues by sales of our herbal supplement products (1) through a website that is currently under construction, (2) through retail and wholesale distributors, and (3) through the establishment of retail stores in major cities in North America. While in the past our current operations and sales were in Canada, we anticipate expanding our sales into the United States over the next six to twelve months and, thereafter, into regions of Europe and Asia. All of our products are based on traditional Chinese medicine and the principals of Taoism. Taoist philosophy and Taoist medicinal healing practices have been incorporated into a broad spectrum of medical practices and treatments in the People's Republic of China. Traditional Chinese medicine practices have generally been labeled worldwide as "alternative medicine" or "holistic medicine" since they rely more on natural remedies versus chemical remedies and treatments.

We intend to acquire businesses, or enter into strategic business agreements, to manufacture, market and sell proprietary neutraceutical products. Neutraceuticals are products isolated or purified from plants or other foods that are sold in dosage form. These products are intended to provide certain physiological benefits and/or protection against chronic disease. Neutraceuticals are commonly referred to as "dietary supplements" or "nutritional supplements." Neutraceuticals are generally viewed as preventive supplements, as opposed to drugs, which are active chemical substances used to treat illnesses or symptoms of illnesses. Neutraceuticals represent an alternative approach to medicine, based on nutrition and the health or wellness of the entire body rather than treating the symptoms of a disease or illness. Since most of our potential future business acquisitions, or strategic business agreements, will be in the manufacture of products that are considered to be dietary supplements, as opposed to pharmaceutical products or drugs, it will not be subject to stringent clinical testing to which pharmaceutical products are subjected. All future business acquisitions, or strategic business agreements, will manufacture products that are manufactured in accordance with Good Manufacturing Practices rules and standards.

We intend to manufacture, market and distribute proprietary natural medicinal products under our wholly-owned subsidiary: China Health Holdings, Inc. All of our products are based on traditional Chinese medicine and the principals of Taoism. Taoist philosophy and Taoist medicinal healing practices have been incorporated into a broad spectrum of medical practices and treatments in the People's Republic of China. Traditional Chinese medicine practices have generally been labeled worldwide as "alternative medicine" or "holistic medicine" since they rely more on natural remedies versus chemical remedies and treatments.

 China Health’s Products

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

China Health Market Competition

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

China Health Global Marketing and Sales Strategy

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

Our Online Shopping Portal will also provide cross-sell and up sell capabilities which we believe will increase incremental potential revenue. It will also offer the capability to offer industrial strength capacity for high volume of 100,000 SKUs and numerous configuration. Our e-commerce website will also offer comprehensive features with online customer services, discounts offers and customer pricing features, aimed at creating customer satisfaction and loyalty.

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

China Health Recent Developments

We have agreed to sign off all the acquisitions agreements to our wholly owned subsidiary: China Health Holdings, Inc. Due to China-SFDA’s Pharmaceutical Drugs Policies Revolutionary Development and Drugs Policies’ amendment in early 2007, China Health Holdings will continue its efforts and development on the Acquisition and Mergers and Transactions in 2009.

China Health Acquisitions

As of December 31, 2007 and through March 31, 2008, the Company has entered into numerous acquisition agreements, and business cooperation agreements, with many business entities and governmental entities in the People's Republic of China. As of December 31, 2007 and through March 31, 2008, the Company has not completed and finalized any of these acquisition and business cooperation agreements. The management of the Company believes that they do not have any liability with regards to these acquisition and business cooperation agreements if they should not be completed and finalized. In addition, to the extent that the acquisition and business cooperation agreements require cash for them to be consummated, or commenced upon, the Company may not have adequate cash and/or financing resources, nor might the Company have the ability to obtain adequate cash and/or financing resources.

Further pharmaceutical acquisitions and transactions are subject to the Company completing certain due diligence requirements and obtaining financing from third parties. As of December 31, 2007, the transactions have not closed. Management has not determined if it can complete these transactions. Management believes that they have no liabilities with regards to this transactions if the acquisitions can not be completed.

China Health Government Regulation

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

DSHEA permits "statements of nutritional support" to be included in labeling for dietary supplements without FDA pre-market approval. Such statements must be submitted to FDA within 30 days of marketing and must bear a label disclosure that "This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease." Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. A company that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim or an unauthorized version of a disease claim for a food product, or if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.

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

INTELLECTUAL PROPERTY

Our success depends in part on our ability to protect our intellectual property. To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. Despite such protections, a third party could, without authorization, copy or otherwise obtain and use our intellectual property. We can give no assurance that our agreements with employees, consultants and others who participate in development activities will not be breached, or that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors.

We may pursue the registration of certain of our trademarks and service marks in the United States, although we have not secured registration of all our marks. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in such jurisdictions. In general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our content. Our failure or inability to protect our proprietary rights could materially adversely affect our business financial condition and results of operations.
We have also obtained the right to the Internet addresses www.chinaholding.net and www.chinaholdings.org. As with phone numbers, we do not have and cannot acquire any property rights in an Internet address. We do not expect to lose the ability to use these Internet addresses; however, there can be no assurance in this regard and the loss of either of these addresses could materially adversely affect our business financial condition and results of operations.

Item 2. Description of Property.

Our principal executive offices are located at 101 Convention Center Drive, Suite 700, Las Vegas, NV 89109-200 USA, our China back office and mailing address for Corporate and shareholder correspondence is located at 8E - C2, Global Trade mansion, No.9, A, Guanghua Road, Chaoyang District, Beijing PR China 100020. Our telephone number is 86-10-65864770 and Fax line is 86-10-6586-4790 in China.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year 2007 covered by this report.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

 Commencing April 18, 2005 through May 10, 2007, our common stock trades on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “CHHH.” and since May 11, 2007 our trading symbol has been CHHL on the Over the Counter Bulletin Board (“OTCBB”). Prior to April 18, 2005, there was no active market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Trading in our common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTCBB from First Quarter 2006 to the Fourth Quarter, 2007.

	High	Low
Fiscal Year 2006
First Quarter	$0.25	$0.10
Second Quarter	$0.15	$0.08
Thirds Quarter	$0.11	$0.04
Fourth Quarter	$0.59	$0.03
Fiscal Year 2007
First Quarter	$0.185	$0.043
Second Quarter	$0.06	$0.03
Third Quarter	$0.046	$0.022
Fourth Quarter	$0.12	$0.025

The last reported sales price of our common stock on the OTC Bulletin Board on April 3, 2008 was $0.05 per share.  As of April 3, 2008, there were approximately 145 holders of record of our common stock and one holder of record of our Series “A” Preferred Stock.

Holders

As of March 31, 2008, there were 185,207,060 shares of our common stock issued and outstanding and 1,250,000 shares of Series “A” Preferred Stock outstanding. There are approximately 145stockholders of record of our common stock and 1 holder of our Series “A” Preferred Stock.

As of December 31, 2007 there were 180,607,060shares of our common stock issued and outstanding, there were 17,877,753　shares of our common stock subject to outstanding options to purchase our common stock and there was 76,069,000shares of our common stock subject to outstanding warrants to purchase our common stock and 1,250,000 shares of our preferred stock are subject to outstanding warrants to purchase our preferred stock.

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

Capital Structure

Our authorized capital stock consists of 2,020,000,000 shares of capital stock, par value $.001 per share, of which 2,000,000,000 shares are common stock and 20,000,000 shares are preferred stock that may be issued in one or more series at the discretion of the Board of Directors.

On February 22, 2008, the Company filed a Certificate of Amendment to Articles of Incorporation (the “Certificate of Amendment”) with the Nevada Secretary of State to increase the number of authorized shares of common stock of the Company, par value $.001 per share, from three hundred million (300,000,000) to two billion (2,000,000,000) shares.

Common Stock

The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by the stockholders. The holders of common stock are entitled to receive dividends ratably, when, as and if declared by the Board of Directors, out of funds legally available therefore. In the event of a liquidation, dissolution or winding-up of the Registrant, the holders of common stock are entitled to share equally and ratably in all assets remaining available for distribution after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2007.

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

Recent Sales of Unregistered Securities

Year Ended December 31, 2007:

We sold the following equity securities As December 31, 2007, that were not registered under the Securities Act of 1933, as amended (the "Securities Act") as follows:

At various times during the year ended December 31, 2007 the Company issued 35,376,400 shares of common stock for services rendered at an aggregate market value of $0.045 per share for a total value of $1,614,537.

At various times during the year ended December 31, 2007 the Company issued 20,200,000 shares of common stock for acquisition deposits at an aggregate market value of $0.069 per share for a total value of $1,415,000. All these acquisition deposits have been expensed as of December 31, 2007 as the Company is unable to determine if any of these acquisitions can be consummated.

At various times during the year ended December 31, 2007 the Company issued 5,400,000 shares of common stock for settlement of debt with an aggregate market value of $0.058 per share for a total value of $320,000. The Company recorded a gain on settlement of debt in the amount of $14,400.

At various times during the year ended December 31, 2007 the Company issued 13,380,000 shares of common stock to cover loss for financing with an aggregate market value of $0.024 per share for a total value of $326,360.

At various times during the year ended December 31, 2007 the Company cancelled 1,496,400 shares of common stock and associated dividend with an aggregate market value of $0.00 per share for a total value of $0.00.

OPTIONS AND WARRANTS

Year Ended December 31, 2007:

On June 12, 2006, the Company increased the number of shares of common stock of the Company subject to the Company’s 2005 stock Incentive plan from 3,900,000 to 9,000,000.

Year Ended December 31, 2007:

At various times during the year ended December 31, 2007 the Company granted warrants to various non-employee consultants, to purchase an aggregate of 45,000,000 shares of the Company’s common stock at an aggregate exercise price of $0.20 expiring in an aggregate 5 years from the date of grant for services rendered.
These warrants were valued at aggregate of $2,876,277 using a Black-Scholes model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 301%; risk-free interest rate of 4.85%; an expected life of 5 years; stock trading price of $0.06 on the dates of grant. Some of these warrants were vested immediately upon grant, and accordingly were expensed immediately for a total expense of $2,876,277.

The fair value of the stock warrants thorough December 31 2007 were estimated by application of the fair value method using Black Scholes warrants pricing model. Assumptions for Black Scholes used in this model were as summary as follows:

Risk-free interest rate	4.85%
Dividend yield	0%
Volatility factor	301%

Year Ended December 31, 2006:

At various times during the year ended December 31, 2006 the Company granted warrants to various non-employee consultants, to purchase an aggregate of 31,650,000 shares of the Company’s common stock at an aggregate exercise price of $0.15 expiring in an aggregate 2.65 years from the date of grant for services rendered. These warrants were valued at aggregate of $762,865 using a Black-Scholes model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 269%; risk-free interest rate of 4.59%; an expected life of 2.65 years; Total unamortized deferred compensation expense for warrants granted in the year ended December 31, 2006 totaled $0.

•
The fair value of the stock options during 2006 was estimated by application of the fair value method using Black Scholes option pricing model. Assumptions for Black Scholes used in this model were as summary as follows:

Risk-free interest rate	4.85%
Dividend yield	0%
Volatility factor	280%

The following table summarized all warrants granted, exercised and expired in the years ended December 31, 2006 and 2007:

	Shares underlying warrants	Weighted average Exercise Price	Shares underlying Options	Weighted average Exercise Price Options
Outstanding as of January 1, 2005	1,180,000	$0.75	7,979,175	$0.15
Granted	31,650,000	0.15	6,650,000	0.20
Exercised			(300,000)	0.20
Expired or cancelled	(1,080,000)	0.75	(1,600,000)	0.15
Outstanding as of December 31, 2006	31,750,000	0.15	1,180,000	0.19
Granted	45,000,000	0.21	-	-
Exercised			-	-
Expired or cancelled	(100,000)	0.15	(2,377,753)	0.19
Outstanding as of December 31, 2007	74,650,000	$0.19	10,351,422	$0.17

The following table summarizes information about stock warrants outstanding as of December 31, 2007.

Exercise Price	Outstanding December 31, 2007	Weighted Average Remaining Life in Years	Exercisable Warrants
0.2	250,000	0.72	250,000
0.2	500,000	0.72	500,000
0.2	1,000,000	0.72	1,000,000
0.2	400,000	3.72	400,000
0.2	1,500,000	3.72	1,500,000
0.2	6,000,000	3.72	6,000,000
0.1	10,000,000	3.78	10,000,000
0.2	10,000,000	8.79	10,000,000
0.2	4,000,000	4.11	4,000,000
0.2	1,000,000	4.11	1,000,000
0.1	10,000,000	4.18	10,000,000
0.2	10,000,000	9.19	10,000,000
0.2	1,000,000	2.24	1,000,000
0.2	1,000,000	1.24	1,000,000
0.2	1,000,000	0.24	1,000,000
0.2	1,000,000	2.46	1,000,000
0.2	1,000,000	1.46	1,000,000
0.2	1,000,000	0.46	1,000,000
0.1	1,000,000	0.49	1,000,000
0.15	1,000,000	0.83	1,000,000
0.2	1,000,000	1.42	1,000,000
0.3	1,000,000	1.83	1,000,000
0.15	5,000,000	4.84	5,000,000
0.5	5,000,000	4.84	5,000,000
0.19	74,650,000	2.75	74,650,000

The following table summarizes information about stock options outstanding as of December 31, 2007.

Exercise Price	Outstanding December 31, 2007	Weighted Average Remaining Life in Years	Exercisable Options
0.10	2,500,000	1.42	2,500,000
0.05	500,000	0.33	500,000
0.10	251,422	1.46	251,422
0.30	600,000	1.46	600,000
0.20	1,000,000	0.09	1,000,000
0.20	1,000,000	0.07	1,000,000
0.20	1,000,000	1	1,000,000
0.20	2,500,000	3	2,500,000
0.20	1,000,000	0.09	1,000,000
0.17	10,351,422	1.325	10,351,422

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

We have three wholly-owned subsidiaries: (i) China Power, Inc. (ii)China Minerals HoldingsInc. and (iii) China Health Holdings, Inc.

On May 1, 2007, our wholly owned subsidiary, China Health World Pharmaceutical Corporation, amended its Articles of Incorporation to change its name to China Health Holdings, Inc and on May 9, 2007, our wholly owned subsidiary China Health World Trade Corporation amended its Articles of Incorporation to change its name to China Power, Inc. On January 7, 2008, the Company incorporated 3rd subsidiary: China Minerals Holdings, Inc. under Nevada State Laws.

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

Subsidiary Operations Plans

China Power intends to capture China's growing energy, renewable energy, and environment protection projects domestically and worldwide. China Power intends to engage in business activities and investments in hydropower plants, biomass energy projects and companies in China and throughout the world primarily through mergers and acquisitions, joint-venture partnerships with hydro-power plants, biomass energy projects and companies in China and throughout the world. China Power’s advanced hydro-power renewable energy strategy and plan is expected to improve the technical, societal, and environmental benefits of hydropower, biomass energy and to exploit investment and business opportunities in the cost-competitive hydropower and biomass energy industries in China and throughout the world, with a focus towards building long-term shareholder value. China Power intends to seek financing to fund its hydropower and biomass energy projects.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. There can be no assurance that we will be successful in obtaining financing.

China Minerals Holdings is a development - stage mining company, aiming to establish, expand, and diversify its presence in the mining resource industry in China throughout the world. China Minerals Holdings intends to focus on precious and rare metals resources, properties with mining licenses in production and joint venture opportunities.   Furthermore, China Mineral Holdings’ mining projects and prospects will be based on rigorous economic evaluation, independent advancement and joint-ventures.

China Health is a development stage company with the goal of becoming a leading developer, manufacturer, marketer and distributor of pharmaceutical drugs and dietary supplements in China and throughout the world. Its main objective is to partner with CHINA -SFDA approved drug producers, GMP certified manufacturing facilities, research and development centers and universities in China. China Health’s goals include the mergers and acquisitions with leading pharmaceutical companies in China. China Health’s strategy is to leverage synergies, integrate drug pipelines and distribution channels, and management expertise between pending pharmaceutical acquisitions. China Health intends to develop a Taoist Medicine product line and a Vitamins and Supplements product line. All of the products for these product lines are fully developed and China Health expects to launch the Taoist Medicine and Vitamins and Supplements product lines. All of China Health’s manufacturing will be outsourced to third parties. China Health plans to generate revenues by sales of its herbal supplement products (1) through a website that is currently under construction, (2) through retail and wholesale distributors, and (3) through the establishment of retail stores in major cities in North America. While in the past China Health’s current operations and sales were in Canada, China Health anticipates expanding its sales into the U.S. over the next six to twelve months and, thereafter, into regions of Europe and Asia.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

 We had a net loss of $7,604,072 for the year ended December 31, 2007 as compared to a net loss of $ 3,197,076 for the year ended December 31 2006. The net loss for the year ended December 31, 2007 consisted primarily of $1,415,000 of Acquisition Payments, $1,259,294 of consulting fees, $ 1,159,288 of management fees, $ 244,629 of professional fees, $ 102,805 of interest and bank charges, $ 28,310 in rent, $ 13,888 of travel expenses, $16,338 of office expenses, $ 162,194 of investor relations, $3,448 in depreciation expenses, $ 45,438 of advertising and promotional expenses, and $5,258 of vehicle expenses. The increase in net loss for the year ended December 31, 2007 was the result of the increase acquisition payments of $ 0 for the year ended December 31, 2006 as compared to $1,415,000 in 2007. the increase consulting fees of $ 1,018,937 for the year ended December 31, 2006 as compared to $ $1,259,294 in 2007. the increase management fees of $ 1,004,948for the year ended December 31, 2006 as compared to $ 1,159,288 in 2007.

Other Income (Expenses) was -$3,148,183 for the year ended December 31, 2007 as compared to -$582,567 for the year ended December 31, 2006. The decrease is attributed primarily to a gain on settlement of debts through issuance of stock of $14,400 and stock based compensation of $3,166,637 for the year ended December 31, 2007 compared to a loss of $167,156 on settlements of debt and $762,865 for compensation of Stock for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had cash of $9,958. Our current liabilities as of December 31, 2007 aggregated $1,344,042. As of December 31, 2007, we had a working capital deficiency of $1,315,737 and an accumulated deficit of $16,797,449. To date, our operations have been funded through advances from our Chief Executive Officer, Julianna Lu and through issuances of shares of our common stock.

As of December 31, 2007, we had outstanding loans to our CEO, Julianna Lu, in the amount of $ 973,719, Vice President, XiaoFei Yu, in the amount of $ 297,484, Compare to December 31, 2006, we had outstanding loans to our CEO, Julianna Lu, in the amount of $700,184, Vice President, XiaoFei Yu, in the amount of $144,859 and to James Simpson, one of the Company's consultant, in the amount of $30,123. There are no formal agreements for when repayment of the loans must be made. The loans accrue interest at the rate of 10% per annum.

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

Recently Issued Accounting Pronouncements

* In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. Therefore, the Company anticipates adopting this standard as of January 1, 2008. Management has not determined the effect, if any, the adoption of this statement will have on the Company’s financial condition or results of operations.

* In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management does not expect the adoption of SFAS No. 158 to have a material impact on the Company’s future financial position, results of operations, or cash flows.

* In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

* In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company in the event of any future acquisition.

* In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

* In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

Critical Accounting Policies and Estimates

Marketable Securities

We classify our existing investments in marketable securities held  for sale and investments in marketable securities held for sale-related party in accordance with SFAS No. 115. Investments in marketable securities held for sale and investments in marketable securities held for sale-related party consist of marketable securities, and are stated at fair value. Unrealized gains or losses on marketable securities held for sale and unrealized gains or losses on marketable securities held for sale-related party are recognized as an element of comprehensive income in our operations on a monthly basis based on fluctuations in the fair value of the security as quoted on national or inter-dealer stock exchanges. Realized gains or losses on marketable securities held for sale and realized gains or losses on marketable securities held for sale-related party are recognized in the consolidated statement of operations as trading profits when securities are sold.

We receive securities, which include common stock from clients as part of our compensation for services. These securities are stated at their fair value in accordance with SFAS #115 "Accounting for certain investments in debt and equity securities", and EITF 00-8 "Accounting by a grantee for an equity instrument to be received in conjunction with providing goods or services". All of the securities are received from companies whose common stock is listed either on the over the counter bulletin board or pinks sheets. The common stock and the common stock purchase warrants received as compensation are typically restricted as to resale. Our policy is to sell securities we receive as compensation when permitted, rather than hold on to these securities as long term investments, regardless of market conditions in an effort to satisfy our current obligations. As these securities are often restricted, we are unable to liquidate these securities until the restriction is removed. We recognize revenue for such common stock based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses on marketable securities held for sale and unrealized gains or losses on marketable securities held for sale-related party are recognized as an element of comprehensive income in our consolidated statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Once liquidated, realized gains or losses on the sale of marketable securities held for sale and realized gains or losses on the sale of marketable securities held for sale-related party will be reflected in our net income for the period in which the security was liquidated.

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, we fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Certain Risks and Uncertainties

Certain statements in this Annual Report on Form 10-KSB, including certain statements contained in “Description of Business” and “Management’s Discussion and Analysis,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “can be,” “may,” “could,” “would,” “expects,” “believes,” “seeks,” “estimates,” “projects” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, including those described on the following pages, and we caution you that any forward-looking information provided by or on behalf of us is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

RISK FACTORS

Certain statements in this Annual Report on Form 10-KSB, including certain statements contained in “Description of Business” and “Management’s Discussion and Analysis,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “can be,” “may,” “could,” “would,” “expects,” “believes,” “seeks,” “estimates,” “projects” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, including those described on the following pages, and we caution you that any forward-looking information provided by or on behalf of us is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Risks Related to Doing Business in the People’s Republic of China

We face the risk that changes in the policies of the government of the People’s Republic of China could have a significant impact upon our business and profitability.

The economy of the People’s Republic of China is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the People’s Republic of China can have significant effects on the economic conditions of the People’s Republic of China. The government of the People’s Republic of China has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the People’s Republic of China will continue to strengthen its economic and trading relationships with foreign countries and business development in the People’s Republic of China will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case. A change in policies by the government of the People’s Republic of China could adversely affect our interests by, among other factors:

•	changes in laws,

•	imposition of new regulations or the interpretations of such regulations,

•	confiscatory taxation,

•	restrictions on currency conversion, imports or sources of supplies, or

•	the expropriation or nationalization of private enterprises.

Although the government of the People’s Republic of China has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the People’s Republic of China.

The laws and regulations of the People’s Republic of China governing our current business operations are sometimes vague and uncertain. Any changes in these laws and regulations may have a material and adverse effect on our business.

There are substantial uncertainties regarding the interpretation and application of laws and regulations of the People’s Republic of China, including but not limited to, the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new laws or regulations of the People’s Republic of China may have on our businesses.

A slowdown or other adverse developments in the economy of the People’s Republic of China may materially and adversely affect our customers, demand for our products and our business.

Much of our operations are conducted in the People’s Republic of China. Although the economy of the People’s Republic of China has grown significantly in recent years, we cannot assure investors that such growth will continue. The renewable energy industry in the People’s Republic of China is relatively new and growing, and we therefore do not know how sensitive it is to a slowdown in economic growth or other adverse changes in the economy of the People’s Republic of China. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the People’s Republic of China could materially reduce the demand for our products and materially and adversely affect our business.

Inflation in the People’s Republic of China could negatively affect our profitability and growth.

While the People’s Republic of China economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the People’s Republic of China has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. On October 28, 2004, the People’s Bank of China, the People’s Republic of China’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns. Repeated rises in interest rates by the central bank would likely slow economic activity in the People’s Republic of China, which could, in turn, materially increase our costs and also reduce demand for our products.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could adversely affect our operations.

A renewed outbreak of SARS or another widespread public health problem in the People’s Republic of China, where much of our revenue is derived, could have an adverse effect on our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that would adversely disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Because our principal assets are located outside of the U.S. and all of our directors and officers reside outside of the U.S., it may be difficult for investors to enforce their rights based on U.S. federal securities laws against us and our officers and directors in the U.S. or to enforce a U.S. court judgment against us or them in the People’s Republic of China.

All of our directors and officers reside outside of the U.S. In addition, Fujian Zhongde Technology Co., Ltd. and Fujian Zhongde Energy Co., Ltd., our operating subsidiaries, are located in the People’s Republic of China and substantially all of their assets are located outside of the U.S. It may therefore be difficult or impossible for investors in the U.S. to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the U.S. or the People’s Republic of China and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in the People’s Republic of China courts. Further, it is unclear if extradition treaties now in effect between the U.S. and the People’s Republic of China would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. federal securities laws or otherwise.

We may have difficulty establishing adequate management, legal and financial controls in the People’s Republic of China.

The People’s Republic of China historically has not adopted a western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the People’s Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.

The legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes with third parties.

The legal system in China is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the central government has promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. As China’s foreign investment laws and regulations are relatively new and the legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Because a substantial portion of revenues in future periods will be in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

We may be unable to enforce our rights due to policies regarding the regulation of foreign investments in China.

China’s legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. China does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China's regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our stated business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be limited which could result in a loss of revenue in future periods which could impact our ability to continue as a going concern.

Recent regulations relating to acquisitions of Chinese companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate, including our ability to pay dividends.

The State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company controlled by Chinese residents intends to acquire a Chinese company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the Chinese residents of a Chinese company's assets or equity interests to foreign entities for equity interests or assets of the foreign entities.

In April 2005, SAFE issued another public notice further explaining the January notice. In accordance with the April 2005 notice, if an acquisition of a Chinese company by an offshore company controlled by Chinese residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January 2005 notice, the Chinese residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transaction or use of assets in China to guarantee offshore obligations. The April 2005 notice also provides that failure to comply with the registration procedures set forth therein may result in restrictions on our Chinese resident shareholders and our subsidiaries. Pending the promulgation of detailed implementation rules, the relevant government authorities are reluctant to commence processing any registration or application for approval required under the SAFE notices.

In addition, on August 8, 2006, the Ministry of Commerce ("MOFCOM"), joined by the State-Owned Assets Supervision and Administration Commission of the State Council, State Administration of Taxation, State Administration for Industry and Commerce, China Securities Regulatory Commission and SAFE, amended and released the Provisions for Foreign Investors to Merge and Acquire Domestic Enterprises, new foreign-investment rules which took effect September 8, 2006, superseding much, but not all, of the guidance in the prior SAFE circulars. These new rules significantly revise China's regulatory framework governing onshore-offshore restructurings and how foreign investors can acquire domestic enterprises. These new rules signify greater Chinese government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

These new rules may significantly affect the means by which offshore-onshore restructurings are undertaken in China in connection with offshore private equity and venture capital financings, mergers and acquisitions. It is expected that such transactional activity in China in the near future will require significant case-by-case guidance from MOFCOM and other government authorities as appropriate. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure its domestic and offshore activities continue to comply with Chinese law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of the SAFE notices and new rules. Our business operations or future strategy could be adversely affected by the SAFE notices and the new rules. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities.

 Revised tax structure proposed by the National People’s Congress could have a material impact on our performance.

On December 24, 2006, the Chinese government officially submitted a draft of the new Enterprise Income Tax Law which seeks to unify China's dual tax system. Presently China has a dual tax policy with different rates of taxation for domestic enterprises as opposed to foreign investment enterprises. The new unified tax rate is proposed to be 25% for all entities, which is higher than the 15% rate currently applied to foreign investment entities. However low profit enterprises, whether foreign investment enterprises or domestic enterprises, may be subject to a lower tax rate of 20%. It is uncertain how this new policy, if adopted, would impact our subsidiaries, as all the components of the revised policy have not been determined.

Failure to comply with the United States foreign corrupt practices act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Company

We have limited history of operations and we cannot assure you that our business model will be successful in the future or that our operations will be profitable.

We began operations in 2002 and commenced trading as a public company on the OTC Bulletin Board in the middle of 2005. Our operating results for future periods will include significant expenses, including mergers and acquisition, marketing costs, and administrative and general overhead expenses as we implement our business model to expand our operations. As a result, we are unable to predict whether we will report profitable operations in the future. There can be no assurances whatsoever that we will be able to successfully implement our business model, identify and close acquisitions of operating companies, penetrate our target markets or attain a wide following for our services. We are subject to all the risks inherent in an early stage enterprise which has experienced rapid growth through acquisitions and our prospects must be considered in light of the numerous risks, expenses, delays, problems and difficulties frequently encountered in those businesses.

The success of our business model is dependent upon our ability to identify and close acquisitions of operating companies in China. The acquisition of new businesses is costly and such acquisitions may not enhance our financial condition.

Our primary business strategy is to acquire companies and identify and acquire assets and technologies from businesses in China that have services, products, technologies, industry specializations or geographic coverage that extend or complement our existing business. The process to undertake a potential acquisition is time-consuming and costly. We expect to expend significant resources to undertake business, financial and legal due diligence on our potential acquisition targets, and there is no guarantee that we will acquire the company after completing due diligence. The process of identifying and consummating an acquisition could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities and exposure to undisclosed or potential liabilities of acquired companies. We have not consummated any acquisitions at this time and there can be no assurance that the addition of targeted businesses will enhance shareholder value.

Acquisition efforts in future periods may be dilutive to our then current stockholders.

Our business model depends upon the issuance of our securities to consummate acquisitions in the future. As a result, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. As we will generally not be required to obtain the consent of our stockholders before entering into acquisition transactions, stockholders are dependent upon the judgment of our management in determining the number of, and characteristics of stock issued as consideration in an acquisition.

We will need additional financing which we may not be able to obtain on acceptable terms. Additional capital raising efforts in future periods may be dilutive to our then current stockholders or result in increased interest expense in future periods.

We will need to raise additional working capital to continue to implement our business model. While our business model contemplates the potential for the issuance of equity securities for the stock of acquired companies, capital may be needed for the acquisition of these companies. Capital will also be needed for the effective integration, operation and expansion of these businesses. Our future capital requirements, however, depend on a number of factors, including our operations, the financial condition of an acquisition target and its needs for capital, our ability to grow revenues from other sources, our ability to manage the growth of our business and our ability to control our expenses. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all. If we do not raise funds as needed, we will be unable to fully implement our business model, fund our ongoing operations or grow our company.

Our management may be unable to effectively integrate our acquisitions and to manage our growth and we may be unable to fully realize any anticipated benefits of these acquisitions.

We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage the acquired companies. We face particular challenges in that our acquisition strategy is based on companies located in and operating within China. Acquired companies' histories, the geographical  location, business models and business cultures will be different from ours in many respects. Even if we are successful in identifying and closing acquisitions of companies, our directors and senior management will face significant challenges in their efforts to integrate the business of the acquired companies or assets and to effectively manage our continued growth. Any future acquisitions will be subject to a number of challenges, including:

•	the diversion of management time and resources and the potential disruption of our ongoing business;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	potential unknown liabilities associated with acquired businesses;

•	the difficulty of retaining key alliances on attractive terms with partners and suppliers; and

•	the difficulty of retaining and recruiting key personnel and maintaining employee morale.

There can be no assurance that our efforts to integrate the operations of any acquired assets or companies will be successful, that we can manage our growth or that the anticipated benefits of these proposed acquisitions will be fully realized.

We are dependent upon our management and our ability to hire key personnel.

The success of our company is largely dependent on the personal efforts of Julianna Lu and Xiaofei Yu. Although we have employment agreements with these officers, the loss of the services of either of them would have a material adverse effect on our business and prospects. In addition, in order for us to undertake our operations as contemplated, it will be necessary for us to locate and hire experienced personnel who are bilingual and knowledgeable in the U.S. capital markets, China and generally accepted accounting principles applicable to U.S. companies. Our failure to attract and retain such experienced personnel on acceptable terms will have a material adverse impact on our ability to grow our business.

Certain agreements to which we are a party and which are material to our operations lack various legal protections which are customarily contained in similar contracts prepared in the United States.

Much of our business and operations are located in China. In addition, we are a party to certain contracts related to our operations. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain provisions which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because these contracts omit these types of clauses, notwithstanding the differences in Chinese and U.S. laws, we may not have the same legal protections as we would if the contracts contained these additional provisions. We anticipate that our Chinese subsidiaries will likely enter into contracts in the future which will likewise omit these types of legal protections. While we have not been subject to any adverse consequences as a result of the omission of these types of clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, future events may occur which lead to a dispute under agreements which could have been avoided if the contracts were prepared in conformity with U.S. standards. Contractual disputes which may arise from this lack of legal protection will divert management’s time from the operation of our business and require us to expend funds attempting to settle a possible dispute. This possible diversion of management time will limit the time our management would otherwise devote to the operation of our business, and the diversion of capital could limit the funds we have available to pay our ongoing operating expenses.

Intensive competition for our subsidiaries will substantially affect our operating performance.

Each of our subsidiaries are development stage businesses. As such, the operations are subject to all the risks inherent in launching a new business enterprise, in developing and marketing a new product or service, and in establishing a name and a business reputation. The likelihood of our success must be considered in light of problems, expenses, difficulties and delays frequently encountered in converting prototype designs into viable production designs, and in achieving market acceptance with a new type of product or service. Each of the newly formed entities have had no product revenues to date, have operated at a loss since inception, and will likely sustain operating losses for an indeterminate time period. There can be no assurance that we will ever generate material revenues or that we will ever be profitable.

Because of the speculative nature of exploration of mineral properties, there is a substantial risk that our business will fail.

The search for valuable minerals as a business is extremely risky. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the optioned mineral properties may not result in the discovery of commercial quantities of minerals. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liabilities for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Our targeted industries are heavily regulated and we may not be able to remain in compliance with all such regulations and we may be required to incur substantial costs in complying with such regulation.

Our business of acquiring mining projects, properties and companies in China is subject to extensive regulation by China's Mining Ministry, and by other provincial, county and local authorities in jurisdictions in which products are processed or sold, regarding the processing, storage, and distribution of mineral products. In addition, processing facilities are subject to periodic inspections by government agencies. We may not be able to comply with current laws and regulations, or any future laws and regulations. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. We may be required to incur substantial costs in order to comply. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions which could have a material and adverse effect on our business operations and finances. Changes in applicable laws and regulations may also have a negative impact on our sales.

Our business of acquiring China based pharmaceutical companies is also subject to extensive regulation by China's Health Ministry, and by other provincial, county and local authorities in jurisdictions in which pharmaceutical drugs/products are processed or sold, regarding the processing, storage, and distribution of such products. In addition, processing facilities are subject to periodic inspection by government agencies. We may not be able to comply with current laws and regulations, or any future laws and regulations. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. We may be required to incur substantial costs in order to comply. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions which could have a material and adverse effect on our business operations and finances. Changes in applicable laws and regulations may also have a negative impact on our sales.

Compliance with governmental regulations may impose additional costs, which may adversely affect our financial condition and results of operations.

The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of China Health’s products are subject to regulation by one or more federal agencies, including the Health Protectorate Branch in Canada, the FDA, the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Customs and Border Protection and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which our products are sold.

The FDA may attempt to regulate any of China Health’s products that fall within its jurisdiction, and the FTC has jurisdiction to regulate the advertising of our products that fall within its jurisdiction. The FDA may not accept the evidence of safety for any new ingredients that we may want to market, may determine that a particular product or product’s ingredient present an unacceptable health risk, may determine that a particular statement of nutritional support that we want to use is an unacceptable drug claim or an unauthorized version of a food "health claim," may determine that a particular product is an unapproved new drug, or the FDA or the FTC may determine that particular claims are not adequately supported by available scientific evidence. Such a determination would prevent us from marketing particular products or using certain statements of nutritional support on our products. One of the key areas of our development focus is the specialty supplements category, which includes products that are directed at particular nutritional concerns. The FDA may not agree with China Health’s statements of nutritional support as to a particular specialty supplement or permit China Health to promote its specialty supplements directed at particular nutritional concerns. China Health also may be unable to disseminate third-party literature in connection with its products if the third-party literature fails to satisfy certain requirements. In addition, the FDA could require China Health to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any products that China Health is required to remove from the market, any of which could be material. Any such product recalls or removals could lead to liability, substantial costs and reduced growth prospects.

Although the regulation of dietary supplements is less restrictive than the regulation of drugs, dietary supplements may not continue to be subject to less restrictive regulation. Many of China Health’s dietary supplements contain traditional Chinese herbs which may or may not have been previously evaluated by the FDA. All herbs marketed in dietary supplements in the United States must be Generally Recognized as Safe (GRAS). The FDA maintains a list of problems herbs. If any of the herbs in China Health’s products appeared on the FDA's list, or if the agency determined there were issues concerning their safety, China Health would not be able to market the products containing these ingredients in the United States. We have not determined whether any of the herbs in China Health’s products are on the FDA's list of problem herbs and we have not determined whether any such herbs are Generally Recognized as Safe. If any of the herbs in China Health’s products have not been evaluated by the FDA and are not Generally Recognized as Safe, then China Health would not be permitted to sell products containing them in the United States. Any such prohibition could materially adversely affect our results of operations and financial condition.

Further, if more stringent statutes are enacted for dietary supplements, or if more stringent regulations are promulgated, China Health may not be able to comply with such statutes or regulations without incurring substantial expense, or at all. Legislation has been introduced in Congress to impose substantial new regulatory requirements for dietary supplements including adverse event reporting, post market surveillance requirements, FDA reviews of dietary supplement ingredients, safety testing and records inspection. If enacted, any of the proposed legislation may result in difficulty getting China Health’s products to the market and could raise our costs and hinder our business.

In addition, we expect that the FDA soon will adopt the proposed rules on Good Manufacturing Practice in manufacturing, packaging, or holding dietary ingredients and dietary supplements, which will apply to the products we manufacture. These regulations will require dietary supplements to be prepared, packaged and held in compliance with strict rules, and will require quality control provisions similar to those in the Good Manufacturing Practice regulations for drugs. China Health may not be able to comply with the new rules without incurring additional expenses.

Each of China Health’s products imported into the United States may be blocked at the border by U.S. Customs. The FDA could issue Import Alerts for any of our products if the agency considers them to be misbranded, adulterated and/or unapproved new drugs.

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

We are also subject to regulation under various state, local, and international laws that include provisions governing, among other things, the processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products that are deemed "dietary supplements" or "over-the-counter drugs." Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of certain of our products. In addition, from time to time in the future, Congress, the FDA, the FTC or other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to China Health, repeal laws or regulations that we consider favorable to China Health or impose more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations or to predict the effect additional governmental regulation, when and if it occurs, would have on China Health’s business in the future. Such developments could, however, require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, or other new requirements. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

The nutritional supplements industry is intensely competitive. China Health has many well-established competitors with substantially greater financial and other resources than it. These factors may make it more difficult for China Health to successfully implement its business plan and may adversely affect its results of operations.

The nutritional supplements industry is a large, highly fragmented and growing industry, with no single industry participant accounting for more than 10% of total industry retail sales. Participants include specialty retailers, supermarkets, drugstores, mass merchants (wholesalers), multi-level marketing organizations, mail order companies and a variety of other smaller participants. The market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. Increased competition from companies that distribute through retail or wholesale channels could have a material adverse effect on our financial condition and results of operations. Some of the neutraceutical companies that we will compete with are Weider Nutrition International, Inc., USANA Health Sciences Inc., Nature's Sunshine Products, Inc. and Herbalife International, Inc. China Health is a development stage business and the only revenues it has received from product sales since inception were nominal and were generated during 2004. Accordingly, China Health has not been operational long enough to experience any of the above problems. However, since China Health is a development stage business, most, if not all companies in our industry have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities greater than China Health’s. In addition, China Health’s competitors may be more effective and efficient in integrating new products. China Health may not be able to compete effectively and any of the factors listed above may cause price reductions, reduced margins and difficulties in gaining market share.

Our financial status creates doubt whether we will continue as a going concern.

We reported net losses totaling of $7,604,072  and $ 3,197,076 for the year ended December 31, 2007 and 2006, respectively. As of December 31, 2007, we had a working capital deficiency of $1,315,737 (Current assets less current liabilities) and an accumulated deficit of $ $16,797,449.. With our current resources, we expect to be able to satisfy our cash requirements through September 30, 2008. However, in order to expand our current business operations, fund future development and market, sell our three existing product lines and complete our acquisition projects, we will need to raise at least $50 million in financing over the next twelve months. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose the entire amount of their investment.

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

Risks Related o Our Business

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

We may incur material product liability costs.

If our subsidiary, China Health, were to be engaged in the business of formulating and selling nutritional supplements for human consumption. As a distributor of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. We may be subject to various product liability claims, including, among others, allegations that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. In addition, although our manufacturers maintain quality controls and procedures with respect to products that we sell, our products could contain contaminated substances. All of the products we sell are produced by third-party manufacturers. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture even though we have no control over the manufacturing procedures used in connection with the production of these third-party products. We are in the process of applying for product liability insurance. Such insurance, once obtained, may not be available at a reasonable cost, or may not be adequate to cover liabilities.

If we are not able to manage growth of our business, our financial condition and results of operations will be negatively affected.

We have expanded our business into renewable energy resources and have entered into agreements to cooperate to construct a number of biomass energy power plants. We also entered into an agreement to acquire Chalinhe Hydropower station. In addition, we have entered into an agreement to acquire Tong Ren KaiYu Minerals which owns 3 minerals licenses. We have not completed any of these planned acquisitions and expansion projects. If and when we consummate one or more of these transactions, we may experience a period of significant growth. Any future growth could cause significant strain on our managerial, operational, financial and other resources. Success in managing this expansion and growth will depend, in part, upon the ability of our senior management to effectively manage the growth of our business. Any failure to manage the proposed growth and expansion of our business could have a material adverse effect on our financial condition and results of operations.

Our strategy of growth through acquisitions is inherently risky.

Our strategy is to identify and target merger and/or acquisition candidates in China and throughout the world. Although we have signed a number of acquisition agreements to date, there can be no assurance that any or all of such acquisitions will be completed. Even if these acquisitions are completed, the final terms of the acquisition agreements may vary substantially from the terms described in the agreements. We have also entered into agreements to cooperate to construct a number of biomass energy power plants in China. These agreements require the investment of significant capital and require the approval of the appropriate administrative and regulatory bodies in China.

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

China Health licenses the rights to a majority of its neutraceutical products from outside third parties. As part of China Health’s growth strategy, we intend to license or acquire additional products and product candidates for development and commercialization. The success of this strategy depends upon our ability to identify, select and acquire the right product candidates. Any product candidate we license or acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by regulatory authorities. All product candidates are prone to the risks of failure inherent in product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective. In addition, we cannot assure you that any products that we license or acquire will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace. Proposing, negotiating and implementing an economically viable product acquisition or license is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of product candidates. We may not be able to acquire or license the rights to additional products on terms that we find acceptable, or at all.

 If our relationships with our manufacturers terminate, or their facilities are damaged or destroyed, we may be unable to develop or commercialize our products.

Currently, only a limited number of companies manufacture China Health’s products. The number of contract manufacturers with the expertise, required regulatory approvals and facilities to manufacture China Health’s product candidates on a commercial scale is extremely limited, and it would take a significant amount of time to arrange for alternative manufacturers. If any of China Health’s manufacturers fail to deliver the required commercial quantities of bulk substance or finished product on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, China Health will likely be unable to meet customer demand as it begins to market and sell its existing product lines.

We cannot assure you that the current Chinese policies of economic reform will continue. Because of this uncertainty, there are significant economic risks associated with doing business in China.

Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. In keeping with these economic reform policies, the Chinese government has been openly promoting business development in order to bring more business into China. Because these economic reform measures may be inconsistent or ineffective, there are no assurances that:

•	the Chinese government will continue its pursuit of economic reform policies;

•	the economic policies, even if pursued, will be successful;

•	economic policies will not be significantly altered from time to time; or

•	business operations in China will not become subject to the risk of nationalization.

We cannot assure you that we will be able to capitalize on these economic reforms, assuming the reforms continue. Because our business model is dependent upon the continued economic reform and growth in China, any change in Chinese government policy could materially adversely affect our ability to implement our business model. China's economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. Even if the Chinese government continues its policies of economic reform, there are no assurances that economic growth in that country will continue or that we will be able to take advantage of these opportunities in a fashion that will provide financial benefit to our company.

Risks Related to Our Common Stock

There is a limited public market for our common stock. Failure to develop or maintain a trading market could negatively affect the value of our shares and make it difficult or impossible for shareholders to sell their shares.

On April 18, 2005, our common stock was approved for quotation on the OTC Bulletin Board under the symbol "CHHH."  In May 2007 our trading symbol was changed to CHHL. To date there has been a limited trading market in our common stock on the OTC Bulletin Board. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for our shareholders to sell their shares or recover any part of their investment in us. The market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Our common stock is subject to the "penny stock" rules of the sec and the trading market in our securities is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

 In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
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

 The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Provisions of our certificate of incorporation and bylaws may delay or prevent a takeover which may not be in the best interests of our stockholders.

Provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of Nevada law also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

In addition, our certificate of incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion or voting rights that could adversely affect the voting power or other rights of our common stockholders.

Item 7. Financial Statements.

All financial information required by this Item is attached hereto at the end of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 29, 2008, the Company engaged Sherb & Co. LLP (“Sherb & Co.”) to serve as independent auditors for the Company and its subsidiaries.

During the Company’s two most recent fiscal years and the subsequent interim period through January 29, 2008, neither the Company nor anyone on its behalf consulted Sherb & Co. regarding (i) the application of accounting principles to a specified completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B or a reportable event as described in Item 304(a)(1)(v) of Regulation S-B.

On November 26, 2007, RBSM LLP, formerly Russell Bedford Stefanou Mirchandani LLP “RBSM”) resigned as independent registered public accounting firm of China Holdings, Inc. and its subsidiaries (the "Company").

RBSM report on the Company’s financial statements for the fiscal year ended December 31, 2006 contained an explanatory paragraph indicating that there was substantial doubt as to the Company’s ability to continue as a going concern.  Other than such statement, no report of RBSM on the financial statements of the Company for the past fiscal year contained an adverse opinion  or  disclaimer  of  opinion,   or  was  qualified  or  modified  as  to uncertainty, audit scope or accounting principles. RBSM did not issue a report on the Company’s financial statements for the fiscal year ended December 31, 2005.

In connection with the audits of the Company’s financial statements for the year ended December 31, 2006 and the subsequent interim period through the date of their resignation on November 26, 2007, there were no disagreements with RBSM on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of RBSM would have caused RBSM to make reference to the matter in their report.

During the most recent fiscal year and the subsequent interim period through November 26, 2007, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

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

(c)Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us.  Such officers have concluded (based upon such officers' evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosures.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.  The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 8B. Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission  that permit us to provide only management’s report in this annual report.

Item 8B. Other Information.

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance;; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth information regarding the members of our board of directors and our executive officers. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Name	Position
Julianna Lu	Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and Chairman of the Board of Directors

Xiao Fei Yu	Vice Chairman of Board of Directors

Ronald Shon	Chairman of Advisory Board

Moxian Chen	Senior Vice President/General Manager

Zheng-lun Fan	Vice President of Research and Development and Director

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

Professor Xiao Fei Yu, Vice Chairman and Director. Mr. Yu was appointed as our Vice Chairman in early 2007. Mr. Yu has been a member of our Board of Directors since May 26, 2004 and our Vice President since October 6, 2004. Mr. Yu has helped China Health Holding create and develop 26 natural herbal product formulas that make up our King of Herbs and Taoist Medicine product lines. Mr. Yu has been the President and Director of Taoist Tantric & Toltec Research and Development Centre located in Beijing, People's Republic of China. From 1998 to Present, Mr. Yu has been a Research Scientific Consultant of Central TCM Research and Development Institute located in Beijing, People's Republic of China. From 1999 to Present, Mr. Yu has been teaching Taoism, Taoist medicine and Indian classical philosophy & religion as a professor in the Department of Philosophy at the University of CCCP located in Beijing, People's Republic of China. From 1994 until 1999, Mr. Yu was an Associate Professor in Taoism, Taoist medicine, Buddhism and Scientific Philosophy in the Department of Philosophy at the University of CCCP.

Ronald Shon, Chairman of Advisory Board  Mr.Shon was appointed as the Chairman of Advisory Board by the Company in early 2007.Mr. Shon is the President of The Shon Group of Companies, a group of privately held real estate investment (such as the AAA+ Cathedral Office Building in downtown Vancouver, Canada) and development companies. Mr. Shon is also the President of China Education Resources Inc., and a director of the Spectra Group of Great Restaurants Inc. Mr. Shon holds a B.A. from Stanford University and a M.B.A. from the Wharton School, University of Pennsylvania.

Moxian Chen, Senior Vice President/General Manager, Mr. Chen has jointed as  the Senior Vice President /General Manager for China Holdings, Inc. in later 2007. He brought his extensive experience that he gained in waste-to-energy facilities, power plants, waste pyrolysis plants, combustion technology firms, energy supply centers, energy recovery and air pollution control centers to  China Holdings, Inc. He has been involved in over twenty projects including waste-to-energy plants, industrial waste disposal projects and thermal power plants. He participated in all stages of the project including market development, technology research and development, product design, manufacture, installation, test and practical operation. His managerial experiences, technical skills as well as his cultural awareness contribute to China Holdings, Inc. greatly.

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

There are no family relationships between any of our directors and executive officers.

Board Committees

We currently do not have standing committees of our board of directors and our board of directors is acting in such capacity. We intend to establish an audit committee of the board of directors.

Audit Committee Financial Expert

Audit Committee.

We intend to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties would be to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles. A copy of our AUDIT COMMITTEE CHARTER can also be obtained from our website www.chinaholding.net.

Compensation Committee.

We intend to establish a compensation committee of the board of directors. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers. The compensation committee would also administer our stock option plans and recommend and approve grants of stock options under such plans. A copy of our COMPENSATION COMMITTEE CHARTER can also be obtained from our website www.chinaholding.net.

Code of Ethics

We have adopted our Code of Ethics and Business Conduct or Officers, Directors and Employees that applies to all of our officers, directors and employees. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Julianna Lu, China Holdings, Inc, either to (a) our business address at 101 Convention Center Drive, Suite 700, Las Vegas, NV 89107, or (b) our mailing address at 8E - C2, Global Trade Mansion, No.9A GuangHua Road, Chaoyang District, Beijing PR China 100020, Tel: 86-10-6586-4770; fax: 86-10-6586-4790. A copy of our Code of Ethics can also be obtained from our website www.chinaholding.net.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2007 and December 31, 2006.

The following table summarizes the annual and long-term compensation paid to Julianna Lu, our chief executive officer, and Xiao Fei Yu, our vice chairman and president. During 2007, no executive officer other than Julianna Lu and Xiao Fei Yu received annual remuneration in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards ($)	Option Awards ($)	All Other Compensation	Total
Julianna Lu Chief Executive Officer	2007	$240,000	$138,800				$412,980
	2006	$240,000	$138,800	—	—		$378,800

Xiao Fei Yu Vice Chairman of the Board and President	2007	$119,724	$271,400				$391,124

(1) Ms. Lu’s salary for 2006 and 2007 has been accrued and is included in loans to us from Ms. Lu. Ms. Lu’s loans are described more fully below under Item 12. Certain Relationship and Related Transactions. As of December 31, 2007, we owed an aggregate of $ 973,719 to Ms. Julianna Lu.

Outstanding Equity Awards at Fiscal Year-End Table.

No options were granted to our executive officers during the fiscal year ended December 31, 2007.

Director Compensation

Our directors did not receive any compensation for serving in their capacities as the Company’s directors.

Employment Agreements and Director Compensation

Pursuant to various management and consulting contracts the Company has committed to pay fees and issue common stock as follows: a monthly management fee of $20,000 to the Company’s Chief Executive Officer starting on January 1, 2006 (ii) to pay a 3% royalty on gross sales, upon commencement of sales (iii) pay a monthly consulting fee of $7,000 to a shareholder and officer of the Company to Mr. Xiaofei Yu, the Vice Chairman of the Company.

In February 2008, the Company has appointed Ms. ZhiFang Lu as Projects Manager for the Company and the company’s wholly owned subsidiary: China Power, Inc. The Company has issued to Ms. Lu a total of 250,000 common stocks in February 2008 for these services, and the Company has agreed to pay for her services on stocks compensations basis.

In January 2008, the Company has appointed Mr. Benjamin Chen as Projects Manager for the Company and the Company’s wholly owned subsidiary: China Power, Inc. The Company agreed to pay for 7000 RMB as monthly salary. The Company has issued to Mr. Chen a total of 250,000 common stocks in February 2008.

On August 3, 2007, the Company appointed Moxian Chen as the Senior Vice President and General Manager for the company and its subsidiary China Power Inc. As December 31 2007, the Company has issued and compensated to Mr. Chen for a total of 2,000,000 common stocks for the management services provided from Mr. Chen to the Company.

On April 3, 2007, the Company appointed Mr. Ron Shon as the chairman of its advisory board. Mr. Shon. The Company has issued Mr. Shon a total of 500,000 shares of common stocks and a total of 6,000,000 common stocks warrants at an exercise price of $0.20 per share, These warrants expire three years form the date of grant. On November 1, 2007, the Company has issued Mr. Shon a total of 5,000,000 shares of common stocks warrants at an exercise price of $0.15 per share, and an additional 5,000,000 shares of common stocks warrants at an exercise price of $0.50 per share, These warrants expire five years form the date of grant.

On December 18, 2007, the Company appointed Charles Fu as its President. The Company’s Board of Directors terminated the contract with Charles Fu on February 8 2008. Management believes that there is no liability to such termination. The termination will be legally effective on April 8 2008. The CEO of the Company is now the President of the Company. There is no shares and options issued to Charles Fu as December 31 2007.

On February 9, 2007, the Company appointed Dr. Zheng-Lun Fan as a director of the Company. Dr. Fan has served as the Company's Vice President of Research & Development since 2005.

Consulting Agreements

Investor Relations Programs and Agreement

On February 1, 2008, China Holdings, Inc. (the “Company”) entered into a Marketing Services Agreement with Wall Street Reporter Inc. (“WSR”) pursuant to which WSR will provide the Company with various investor relations and marketing services, such as conferences, interviews and press releases, for a term of one year.  In exchange for these services, the Company has agreed to pay WSR a fee comprised of $9,500 cash and four million (4,000,000) restricted shares of the Company’s common stock. On February 1, 2008, the Company agreed to issue four million (4,000,000) restricted shares of the Company’s common stock, par value $.001 per share, pursuant to the Marketing Services Agreement described in Item 1.01 above.  The Company issued the restricted shares in reliance upon the exemption from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving any public offering. The sale of these shares of common stock was not registered under the Securities Act and the shares may not be sold absent registration or an applicable exemption from registration requirements.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of April 8, 2008 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name and address of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock (3)	Preferred Stock Beneficially owned	Percentage of Preferred Stock (4)	Percentage of Total Vote
Julianna Lu (5)	114,506,473	61.89%	2,500,000	100%	63.24%

Xiao Fei Yu (6)	14,281,250	7.72%	-	-	7.99%

All officers and directors as a group (2 persons)			2,500,000	100%

* Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o our business address at 101 Convention Center Drive, Suite 700, Las Vegas, NV 89107, r (b) our mailing address at 8E-C2, Global Trade mansion, No.9A GuangHua Road, Chaoyang District, Beijing Pr China, Tel: 86-10-6586-4770; Fax: 86-10-6586-4790;

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

(3) Based on March 28, 2008, the issuer had a total of 185,007,060 outstanding shares of Common Stock (4) Based on 2,500,000 shares outstanding as of March28, 2008,.Each share of Series A preferred stock is entitled to two votes.

(5) Includes (a) options to purchase 2,500,000 shares of common stock at $0.10 per share that expire on June 1, 2009; (b) options to purchase 300,000 shares of common stock at $0.05 per share that expire on December 30, 2007; (c) options to purchase 500,000 shares of common stock at $0.05 per share that expire on April 30, 2008; (d) options to purchase 2,500,000 shares of common stock at $0.30 per share that expire on December 31, 2010; (e) warrants to purchase 1,500,000 shares of common stock at $0.20 per share; (f) warrants to purchase 10,000,000 shares of common stock at $0.10 that expire on December 10, 2011; (g) 10,000,000 warrants to purchase shares of common stock at $0.10 that expire on December 10, 2016; (h) 10,000,000 warrants to purchase shares of common stock at $0.l0 that expire on March 11, 2012; (i) 10,000,000 warrants to purchase shares of common stock at a price of $0.20 that expire on March 11, 2017; (j) 1,250,000 warrants to purchase shares of preferred stock at $0.15 that expire on December 28, 2008; (k) a total of 114,506,473 common stocks which include with1). a total of  67,506,473 common stocks owns, 2) a total of 5,500,000 common stocks option as listed as above, 3). additional a total of 41,500,000 common stocks warrants as listed as above

(6) Includes (a) options to purchase 250,000 shares of common stock at $0.20 per share that expire on July 9, 2007; (b) options to purchase 1,000,000 shares of common stock at $0.20 per share that expire on December 3, 2008; and (c) warrants to purchase 400,000 shares of common stock at $0.20 per share that expire on September 18, 2011, (d) Based on March28 2008 the issuer has a total of 9,881,250 common stocks, plus a total of 4,400,000 common stocks options/warrants as listed as above.

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

As of December 31, 2007, we had outstanding loans to our CEO, Julianna Lu, in the amount of $ 973,719.Vice President, XiaoFei Yu, in the amount of $ 297,484. There are no formal agreements for when repayment of the loans must be made. The loans accrue interest at the rate of 10% per annum.

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

As of December 31, 2007, we had outstanding loans to our CEO, Julianna Lu, in the amount of $ 973,719.Vice President, XiaoFei Yu, in the amount of $ 297,484. There are no formal agreements for when repayment of the loans must be made. The loans accrue interest at the rate of 10% per annum.

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

31.1
Certification by Chief Executive Officer/Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by Chief Executive Officer/Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3.4
Certificate of Amendment to Articles of Incorporation, changing the Company’s name to China Holdings, Inc. (Incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on May 8, 2008)

3.5
Certificate of Amendment to Articles of Incorporation increasing the Company’s authorized shares of common stock (Incorporated by reference to the Company’s 8-K/A filed with the Securities and Exchange Commission on February 29, 2008)

3.7
Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Nevada on February 21, 2006. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2006)

10.6
Manufacturing Agreement, dated December 18, 2005, between Canadian Phytopharmaceuticals Corp. and China Health World Trade Corporation (Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 3, 2007)

10.37
Acquisition Definitive Agreement by and between China Health Holding, Inc. and Xi'An Meichen Pharmaceutical Co. Ltd. dated as of January 1, 2007 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007)

10.38
Binding Memorandum of Understanding entered into as of January 12, 2007 by and among China Health Holdings, Inc., Beijing Jifatang Chinese Medicine Research Institute and Beijing Jifatang Chinese Medicine Research & Development Institution (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2007)

10.39
Corporate Development Consulting Services Agreement by and between China Health Holding, Inc. and Julianna Lu dated as of January 9, 2007. (Incorporated by reference to the Company’s 10-KSB filed with the Securities and Exchange Commission on April 3, 2007)

10.40
Corporate Development Consulting Services Agreement by and between China Health Holding, Inc. and Xiao Fei Yu dated as of February 9, 2007. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007)

10.41
Corporate Development Consulting Services Agreement by and between China Health Holding, Inc. and Dr. Zheng -Lun Fan dated as of February 9, 2007. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007)

10.42
Marketing Services Agreement dated February 1, 2008 between China Holdings, Inc. and Wall Street Reporter Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2008)

10.43
Executive Employment and Service Contract dated as of December 18, 2007 by and between China Holdings, Inc. and Charles Y. Fu (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007)

10.44
Acquisition Transaction Agreement dated November 30, 2007 by and among China Holdings, Inc. and Tong Ren Kai Yu Minerals Co., Ltd, Tong Ren Shi BaHuangZhen NeShao Pb-Zn-P Minderals Plant and Gui Zhou FuRuiDe Minerals Co., Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007)

10.45
LongHua Biomass Energy Power Plant Project Investment and Construction Agreement dated October 10, 2007 between LongHua government, Beijing JinRenTaiHe Trade Ltd. and China Power Inc. (Incorporated by reference to the Company’s 10-QSB filed with the Securities and Exchange Commission on October 19, 2007)

10.46
Taihu Biomass Energy Power Plant Project Investment Construction Agreement dated October 28, 2007 between China Anhui Taihu Government and China Power Inc. (Incorporated by reference to the Company’s 10-QSB filed with the Securities and Exchange Commission on October 19, 2007)

10.47
Acquisition Purchase Agreement between China Holdings, Inc. and Tong RenKaiYu Minerals, Co. Ltd. dated October 27, 2007 (Incorporated by reference to the Company’s 10-QSB filed with the Securities and Exchange Commission on October 19, 2007)

10.48
Agreement for Cooperation between Con Yang County Government and China Power, Inc. dated October 29, 2007 (Incorporated by reference to the Company’s 10-QSB filed with the Securities and Exchange Commission on October 19, 2007)

14.1	Code of Ethics: view via www.chinaholding.net

21.1	List of 3 Subsidiaries, include: China Power, Inc., China Minerals Holdings, Inc. and China Health Holdings, Inc.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Accounting Officer

32.1	Section 302 Certification of Principal Executive Officer

32.2	Section 302 Certification of Principal Accounting Officer

Item 14. Principal Accountant Fees and Services.

The following sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2007 and 2006 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $65,968.89 and $40,700 for the years ended December 31, 2007 and December 31, 2006, respectively.

Audit Related Fees

We incurred fees of $10,418 for the year ended December 31, 2007 and $-0-(NIL) for the year ended December 31, 2006, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

All Other Fees

We did not incur any other fees for professional services rendered by our principal accountants during the years ended December 31, 2007 and December 31, 2006.

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

CHINA HOLDINGS, INC.

Date: April 10, 2008	By:	/s/ Julianna Lu
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Julianna Lu Julianna Lu	Chairman of the Board of Directors Chief Executive Officer, and Chief Financial Officer	April 10, 2008

/s/ Xiao Fei Yu Xiao Fei Yu	Vice Chairman and Director	April 10, 2008

/s/ Zheng-lun Fan Zheng-lun Fan	Director	April 10, 2008

CHINA HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS
( 2007 Annual Audit /Consolidated Financial Statement)

Page
Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet as of December 31, 2007	F-3

Consolidated Statements of Losses for the years ended December 31, 2007 and 2006
and the period April 3, 2002 (date of inception) to December 31, 2007	F-4

Consolidated Statement of Deficiency in Stockholders' Equity for the period
April 3, 2002 (date of inception) to December 31, 2007	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006
and the period April 3, 2002 (date of inception) to December 31, 2007	F-9

Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Holdings, Inc. and Subsidiaries

We have audited the accompanying balance sheet of China Holdings Inc. and Subsidiaries (a development stage enterprise) as of December 31, 2007 and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The cumulative statements of operations, changes in stockholder's deficit and cash flows for the period April 3, 2002 to December 31, 2007 include amounts for the period April 3, 2002 to December 31, 2006, which were audited by other auditors whose reports included an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern. Our opinion, insofar as it relates to the amounts included for the period January April 3, 2002 to December 31, 2006, is based solely on the report of the other auditors. The other auditors’ reports, dated various dates, expressed unqualified opinions and included explanatory paragraphs regarding the Company’s ability to continue as a going concern. The other auditors reports have been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the reports of other auditors. The consolidated financial statements for the period January April 3, 2002 to December 31, 2006 reflect a development stage net loss.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Holdings, Inc. and Subsidiaries as of December 31, 2007 and the results of its operations and its cash flows for the year then ended and for the period from January April 3, 2002 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2a to the financial statements, the Company has incurred significant losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans, with respect to these matters are also described in Note 2a to the financial statements. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

/s/ Sherb & Co., LLP
----------------------------
Sherb & Co., LLP
Certified Public Accountants

April 10, 2008
New York, New York

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of China Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of China Health Holding, Inc. (a development stage company) as of December 31, 2006, and the consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly in all material respects, the financial position of the Company as at December 31, 2006 and the results of operations and its cash flows and the changes in stockholders' deficit for the years ended December 31, 2006 in accordance with accounting principles generally accepted in the United States of America.

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

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP

CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
April 15 2008

CHINA HOLDING INC.
(a development stage company)
CONSOLIDATED BALALNCE SHEET

	December 31,
	2007	2006

ASSETS

CURRENT ASSETS
Cash	$9,958	$-
Prepaid expenses and other current assets	6,723	97,759
Total current assets	16,681	97,759

Property ansd equipment, net	11,622	10,369
Intangible assets	3	3

TOTAL ASSETS	$28,306	$108,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$72,110	$35,007
Due to shareholders	1,271,932	875,822
Total current liabilities	1,344,042	910,829

Stockholders' Deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized,
1,250,000 and 1,250,000 shares issued and outstanding	1,250	1,250
Common stock, $0.001 par value, 300,000,000 shares authorized
180,607,060 and 106,747,060 shares issued and outstanding	180,607	106,747
Additional paid-in capital	15,363,037	8,496,543
Deferred compensation	-	(153,942)
Deficit accumulated during the development stage	(16,797,449)	(9,193,377)
Accumulated other comprehensive loss	(63,181)	(59,919)
Total Stockholders’ Deficit	(1,315,736)	(802,698)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$28,306	$108,131

See Notes to Consolidated Financial Statements.

CHINA HOLDING INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative results of
			operations from
	Year Ended		April 3, 2002 (Inception)
	2007	2006	to December 30, 2007

Sales	$-	$-	$8,976
Cost of goods sold	-	-	245
Gross profit	-	-	8,731

Expenses:
Advertising and promotion	45,438	6,045	167,330
Amortization of intangible assets	-	-	7,125
Consulting fees	1,211,474	1,018,937	4,153,300
Forfeit payments on acquisitions and deposit	1,415,000	-	1,415,000
Depreciation	3,448	4,262	12,616
Interest and bank charges	102,805	114,134	290,399
Investor relations	162,194	96,856	293,673
Management fees	1,159,288	1,004,948	3,364,632
Office	16,337	58,117	100,949
Professional fees	244,629	259,130	1,045,864
Rent	28,310	21,327	103,206
Research and development	-	-	1,743,593
Travel	13,888	12,654	52,712
Impairment of licensing rights	-	-	-
Vehicle	5,258	18,099	31,049
Total expenses	4,408,069	2,614,509	12,781,448

Net loss from operations	(4,455,889)	(2,614,509)	12,772,717

Other income (expenses)
Foreign exchange	4,054	13,142	39,041
Compensatory element of stock	3,214,457	(762,865)	(3,977,322)
Impairment of licensing rights	-	-	(182,874)
Gain (loss) on settlement of debts and issuance of shares	14,400	167,156	96,423
Total other income (expenses)	3,196,003	(582,567)	(4,024,732)

Net loss	$(7,604,072)	$(3,197,076)	$16,797,449

Basic net loss per share	$(0.5)	$(0.05)

Weighted average number of common basic and diluted shares outstanding	114,121,334	69,701,749

The components of other comprehensive loss
Net loss	$(7,604,072)	$(3,197,076)
Foreign currency translation adjustment	(3,262)	(6,256)

Comprehensive loss	$(7,607,334)	$(3,203,332)

See Notes to Consolidated Financial Statements.

CHINA HOLDINGS, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

							Deficit
							Accumulated	Accumulated
					Additional	Deferred	During	Other
	Preferred Stock		Common Stock		Paid-in	Compensation	Development	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Restated)	Stage	Loss	Total
Balance, April 3, 2002	-	$-	-	$-	$-	$-	$-	$-	$-

Issued for cash at average of $0.0026 per share in June 2002	-	-	22,895,000	22,895	35,805	-	-	-	58,700
Net loss for the period	-	-	-	-	-	-	(71,673)	-	(71,673)
Currency translation adjustment	-	-	-	-	-	-	-	532	532

Balance, December 31, 2002	-	-	22,895,000	22,895	35,805	-	(71,673)	532	(12,441)

Issued for cash at an average of $0.013 per share in November 2003	-	-	2,530,000	2,530	29,770	-	-	-	32,300
Issued for debt at an average of $0.01 per share in November 2003	-	-	3,650,000	3,650	32,850	-	-	-	36,500
Issued for consulting services at an average price
of $0.076 per share in December 2003	-	-	90,000	90	6,760	-	-	-	6,850
Net loss	-	-	-	-	-	-	(149,673)	-	(149,673)
Currency translation adjustment	-	-	-	-	-	-	-	(10,590)	(10,590)

Balance, December 31, 2003	-	-	29,165,000	29,165	105,185	-	(221,346)	(10,058)	(97,054)
									-
Issued for cash at an average of $0.10 per share	-	-	1,356,700	1,357	129,464	-	-	-	130,821
Issued for debt at $0.06 per share in February 2004	-	-	310,000	310	18,490	-	-	-	18,800
Issued for consulting, professional and other									-
services at an average price of $0.25 per share in August 2004	-	-	1,791,000	1,791	453,374	(203,125)	-	-	252,040
Issued for consulting, professional and other									-
services at an average price of $0.22 per share in October 2004	-	-	375,000	375	80,625	-	-	-	81,000
Issued for consulting, professional and other									-
services at an average price of $0.21 per share in November 2004	-	-	65,000	65	13,585	-	-	-	13,650
Issued for intellectual property (Note 3) in May 2004	-	-	2,200,000	2,200	189,107	-	-	-	191,307
Issued for licensing rights (Note 3) in November 2004	-	-	760,000	760	189,240	-	-	-	190,000
Exercise of options an average of $0.13 per share in August 2004	-	-	500,000	500	64,500	-	-	-	65,000
Stock based compensation	-	-	-	-	1,050,000	(140,625)	-	-	909,375
Net loss	-	-	-	-	-	-	(2,098,276)	-	(2,098,276)
Currency translation adjustment	-	-	-	-	-	-	-	(1,204)	(1,204)

Balance, December 31, 2004	-	-	36,522,700	36,523	2,293,570	(343,750)	(2,319,622)	(11,262)	(344,541)

CHINA HOLDINGS, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Deferred Compensation	Deficit Accumulated During Development	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Restated)	Stage	Loss	Total
Issued for cash at an average of $0.25 per share in February 2005	-	-	1,080,000	1,080	268,920	-	-	-	270,000
Issued for intellectual rights at $0.30 per share in March 2005	-	-	4,500,000	4,500	1,345,500	-	-	-	1,350,000
Issued for consulting at an average of $0.31 per share in May 2005	-	-	400,000	400	123,600	-	-	-	124,000
Issued for consulting at an average of $0.31 per share in July 2005	-	-	1,190,000	1,190	367,710	(257,514)	-	-	111,386
Issued for consulting at an average of $0.31 per share in September 2005	-	-	786,690	787	243,087	-	-	-	243,874
Issued for consulting at an average of $0.31 per share in October 2005	-	-	315,000	315	97,335	-	-	-	97,650
Issued for consulting at an average of $0.31 per share in December 2005	-	-	1,876,210	1,876	560,565	-	-	-	562,441
Issued to settle debt at $0.15 per share in December 2005	1,000,000	1,000	-	-	149,000	-	-	-	150,000
Issued to settle debt at $0.17 per share in December 2005	-	-	277,753	278	46,940	-	-	-	47,218
Exercise of options at $0.10 per share in December 2005	-	-	348,578	348	34,510	-	-	-	34,858
Stock based compensation	-	-	-	-	344,667	-	-	-	344,667
Finder's fee paid	-	-	-	-	(25,000)	-	-	-	(25,000)
Shares cancelled at $0.25 per share	-	-	(700,000)	(700)	(174,300)	175,000	-	-	0
Amortize deferred compensation	-	-	-	-	-	168,750	-	-	168,750
Net loss	-	-	-	-	-	-	(3,676,679)	-	(3,676,679)
Currency translation adjustment	-	-	-	-	-	-	-	(42,401)	(42,401)
Balance, December 31, 2005	1,000,000	1,000	46,596,931	46,597	5,676,104	(257,514)	(5,996,301)	(53,663)	(583,777)

CHINA HOLDINGS, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Deferred Compensation	Deficit Accumulated During Development	Accumulated ther Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Restated)	Stage	Loss	Total
Issued for deferred compensation at an average price $0.129 per share in January 2006	-	-	1,134,710	1,135	146,030	(147,165)	-	-	-
Issued for deferred compensation at an average price $0.141 per share in February 2006	-	-	540,000	540	75,960	(76,500)	-	-	-
Issued for consulting, professional and other services
at an average price $0.137 per share in February 2006	-	-	100,000	100	10,900	-	-	-	11,000
Stock dividend 1 for 4 in February 2006	250,000	250	12,170,419	12,170	(12,420)	-	-	-	-
Issued for consulting, professional and other services
at an average price $0.102 per share in April 2006	-	-	950,000	950	96,300	-	-	-	97,250
Issued for consulting, professional and other services
at an average price $0.10 per share in May 2006	-	-	250,000	250	24,750	-	-	-	25,000
Issued for consulting, professional and other services
at an average price $0.095 per share in June 2006	-	-	750,000	750	70,500	-	-	-	71,250
Stock issued as donation at $0.03 per share in September	-	-	100,000	100	2,900	-	-	-	3,000
Stock issued for deferred compensation
$0.033 per share in September 2006	-	-	3,150,000	3,150	120,225	(123,375)	-	-	-
Issued for consulting, professional and other services
at an average price $0.039 per share in September 2006	-	-	2,665,000	2,665	98,785	-	-	-	101,450
Issued for prepaid expenses in September	-	-	400,000	400	11,600	-	-	-	12,000
Stock issued to settle debt at average price
$0.03 per share in October 2006	-	-	10,000,000	10,000	290,000	-	-	-	300,000
Issued for consulting, professional and other services
at an average price $0.036 per share in October 2006	-	-	500,000	500	15,250	-	-	-	15,750
Issued for prepaid expenses in October 2006			3,000,000	3,000	108,000	-	-	-	111,000
Stock issued to settle debt at average price
$0.025 per share in November 2006	-	-	1,750,000	1,750	42,000	-	-	-	43,750
Issued for consulting, professional and other services
at an average price $0.025 per share in November 2006	-	-	7,585,000	7,585	182,040	-	-	-	189,625
Stock issued to settle debt at average price
$0.025 per share in December 2006	-	-	1,700,000	1,700	40,800	-	-	-	42,500
Issued for consulting, professional and other services
at an average price $0.025 per share in December 2006	-	-	14,280,000	14,280	345,470	-	-	-	359,750
Cancellation of stock and associated dividend	-	-	(875,000)	(875)	(174,125)	-	-	-	(175,000)
Stockoptions compensation	-	-	-	-	562,609	-	-	-	562,609
Amortization of deferred expense	-	-	-	-	-	450,612			450,612
Issue of warrants for service	-	-	-	-	762,865	-			762,865
Net loss	-	-	-	-	-	-	(3,197,076)	-	(3,197,076)
Currency translation adjustment	-	-	-	-	-	-	-	(6,256)	(6,256)

Balance, December 31, 2006	1,250,000	1,250	106,747,060	106,747	8,496,543	(153,942)	(9,193,377)	(59,919)	(802,698)

CHINA HOLDINGS, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

Preferred Stock		Common Stock		Additional Paid-in	Deferred Compensation	Deficit Accumulated During Development	Accumulated Other Comprehensive
Shares	Amount	Shares	Amount	Capital	(Restated)	Stage	Loss	Total
Issued for consulting, professional and other services at an
average price $0.045 per share in 2007	-	-	35,376,400	35,376	1,579,161	-	-	-	1,614,537
Issued for assets/acquisition payments deposits at an
average price $0.07 per share in 2007	-	-	20,200,000	20,200	1,394,800	-	-	-	1,415,000
Cancellation of stock and associated dividend	-	-	(1,496,400)	(1,496)	1,496	-	-	-	-
Issued to settle debt at an average price $0.059 per share in 2007	-	-	5,400,000	5,400	314,600	-	-	-	320,000
$0.050 per share in November 2007	1,250,000	1,250	106,747,060	106,747	8,496,543	(153,942)	(9,193,377)	(59,919)	(802,698)
Issued to purchase via PP /144 rules at $0.050 per share in November 2007	-	-	1,000,000	1,000	49,000	-	-	-	50,000
Issued to cover loss for financing for the company at an average price 0.024 per share in 2007	-	-	13,380,000	13,380	312,980	-	-	-	326,360
Stockoptions compensation	-	-	-	-	338,180	-	-	-	338,180
Amortization of deferred expense	-	-	-	-	-	153,942	-	-	153,942
Issue of warrants for services	-	-	-	-	2,876,277	-	-	-	2,876,277
Stock based compensation	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(7,604,072)	-	(7,604,072)
Currency translation adjustment	-	-	-	-	-	-	-	(3,262)	(3,262)

Balance, December 31, 2007	1,250,000	$1,250	180,607,060	$180,607	$15,363,037	$0	$(16,797,449)	$(63,181)	$(1,315,736)

CHINA HOLDING INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

					Cumulative results of
					operations from
	Year Ended				April 3, 2002 (Inception)
	2007		2006		to December 30, 2007

OPERATING ACTIVITIES
Net loss		$(7,604,072)		$(3,197,076)	$(16,797,449)
Adjustments to reconcile net loss to cash used
in operating activities:
Accrued interest		-		111,410	181,570
Amortization of intangible assets		-		-	7,125
Deferred compensation expensed		153,942		-	153,942
Stock options issued for services		338,180		562609	900,789
Depreciation		3,448		4,262	12,616
Impairment of licensing rights		-		-	182,874
License rights		-		-	1,359,999
(Gain) loss on settlement of debt and issuance of shares		(14,400)		(175,000)	(104,924)
Non cash expenses paid with shares		-		874,076	3,203,590
Non cash interest paid with shares		326,360		-	326,360
Stock-based compensation for services		1,614,537		450,612	3,319,191
Warrant issued for Compensation		2,876,277		762,865	3,639,142
Prior year issuance of shares Cancelled		-		-	-
Stock issued for acquisitions - expensed		1,415,000		-	1,415,000
Changes in operating assets and liabilities					-
Prepaid expenses		91,036		30,367	144,411
Accounts payable and accrued liabilities		37,103		1,221	80,490
Net cash used in operating activities		(762,589)		(574,654)	(1,975,274)

INVESTING ACTIVITIES
Purchase of equipment		(4,701)		-	(4,701)
Purchase deposit for acquisition of companies		-		-	(19,536)
Net cash used in investing activities		(4,701)		-	(24,237)

FINANCING ACTIVITIES
Proceeds from issuance of common stock		50,000		-	50,000
Net advances from shareholders		730,510		566,023	2,022,649
Net cash provided by financing activities		780,510		566,023	2,072,649

EFFECT OF EXCHANGE RATE CHANGES		(3,262)		(6,256)	(63,180)

NET (DECREASE) INCREASE IN CASH		9,958		(14,887)	9,958

CASH, BEGINNING OF YEAR		-		14,887	-

CASH, END OF YEAR		$9,958		$-	$9,958

Supplemental disclosures of cash flows information:
Interest paid	$		$
Taxes paid	$		$

Non-cash financing activities:
Settlement of debt in common stock		$320,000	$
	$		$

See Notes to Consolidated Financial Statements.

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2007

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

China Holdings Inc. (the "Company") is a Nevada company incorporated on April 3, 2002 as AE&E Pharma Corporation. The Company changed its name to China Holdings, Inc. on May 1st, 2007. The Company has had nominal revenues since our inception

On April 3, 2002, the Company was incorporated under the laws of the State of Nevada under the name AE&E Pharma Corporation and changed our name on May 25, 2004, to China Health Holding, Inc. On May 1, 2007, the Company changed our name to China Holdings, Inc. Effective May 11, 2007, and the Company stock trades under the symbol CHHL on the OTC Bulletin Board. The Company maintains a website at www.chinaholding.net. We have had nominal revenues since our inception.

The Company has three wholly-owned subsidiaries: (i) China Power, Inc., (ii) China Minerals Holdings, Inc., and (iii) China Health Holdings, Inc.

On May 1, 2007, the Company’s wholly owned subsidiary, China Health World Pharmaceutical Corporation, amended its Articles of Incorporation to change its name to China Health Holdings, Inc and on May 9, 2007, the Company’s wholly owned subsidiary China Health World Trade Corporation amended its Articles of Incorporation to change its name to China Power, Inc. On January 7th, 2008, the Company incorporated 3rd subsidiary: China Minerals Holdings, Inc. under Nevada State Laws.

On May 1, 2007, the Company amended its Articles of Incorporation to change its name to "China Holdings, Inc."

The Company’s initial business plan was to engage in the manufacturing, marketing and distribution of proprietary natural medicinal products. The Company has since revised their business plan to not only focus on becoming a manufacturing, marketer and distributor of natural medicinal products, but also focus on becoming a diversified global assets holding company.

The Company and their subsidiaries intend to engage in multiple China-focused business activities including, energy, renewable energy, resources, utilities finance, real estate, and pharmaceutical. Their objective is to achieve long-term capital appreciation through investment in companies and other entities with significant assets, investments, production activities, trading or other business interests in China or worldwide.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of presentation

These consolidated financial statements have been presented in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States. The Company’s year end is December 31.

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $1,327,361 (and an accumulated deficit of $16,797,449 and a stockholders’ deficit of $1,315,736 as December 31, 2007 and has incurred significant losses since inception. Further losses are anticipated in the development of its intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

b)	Consolidation

The audited condensed consolidated financial statements include the accounts of the Company and its three (3) wholly-owned subsidiaries, China Power, Inc., China Minerals Holdings, Inc. and China Health Holdings, Inc. Those subsidiaries have not yet commenced operations and have no significant assets, liabilities, revenues or expenses. "All intercompany accounts have been eliminated in consolidation".

c)	Use of estimates and assumptions

Preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

d)	Property and equipment

Fixed assets are stated at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets:

Computer - 30% declining balance
Furniture and fixtures - 20% declining balance

e)	Net loss per common share

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

f)	Fair value of financial instruments

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

g)	Intangible assets

The Company has adopted the provision of the Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized and are to be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value of the Company. Prior to the year ended December 31, 2006 Company management has determined that it is was not possible to estimate future cash flows from their intangible assets and accordingly these intangibles were reduced to a value of $1 per intangible for a total of $3 in intangible assets.

h)	Foreign currency translation

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

i)	Income taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes”, using the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2007, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

j)	Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment," under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25 "Accounting for Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, the Company is required to recognize compensation cost for share-based payment to employees based on their grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

During 2007 and 2006, the Company granted 0 and 6,650,000 options, respectively to employees that were accounted for pursuant to SFAS No. 123(R) and 123, respectively.

During 2007 and 2006, the Company granted 45,000,000 and 31,650,000 warrants, respectively to non-employees that were accounted for pursuant to SFAS No. 123(R) and 123, respectively.

See detailed discussion of stock based compensation in Note 7.

k)	Recent accounting pronouncements

•
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. Therefore, the Company anticipates adopting this standard as of January 1, 2008. Management has not determined the effect, if any, the adoption of this statement will have on the Company’s financial condition or results of operations.

•
In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management does not expect the adoption of SFAS No. 158 to have a material impact on the Company’s future financial position, results of operations, or cash flows.

•
In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

•
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company in the event of any future acquisition.

•
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

•
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

3.	INTANGIBLE ASSETS

The Company has acquired a total of three intangible assets in the years ended December 31, 2004 and 2005. All these intangibles have been written down to $1 as of December 31, 2006 and 2007.

a)	Asset purchase agreement

Pursuant to an asset purchase agreement dated May 1, 2004, the Company acquired from the Company’s President, and a significant shareholder, proprietary rights and formulas to the 26 natural herbal medicinal products that comprise the King of Herbs and Taoist Medicine product lines. For accounting purposes, the Company has recorded the cost of acquiring the proprietary rights and formulas as intangible assets at the related party vendor’s carrying value of $1. The excess of the purchase price over the carrying value of the intangible assets totaling $366,306 was expensed as research and development costs during the year ended December 31, 2004.

b)	Licensing rights agreement

In the year ended December 31, 2004 the Company entered into various agreements with Hotway Nutraceuticals Canada Co., Ltd. (“Hotway”), a British Columbia company. These agreements resulted in intangibles to the Company. These intangibles were written down to $1 in the year ended December 31, 2004.

c)	Asset purchase agreement

Pursuant to an asset purchase agreement dated March 22, 2005, the Company acquired from the Company’s shareholders intellectual rights to 108 “100% Natural Taoist Herbal Medicinal Products”. For accounting purposes, the Company has recorded the cost of acquiring the intellectual rights as intangible assets at the related party vendor's carrying value of $1. The excess of the purchase price over the carrying value of the intangible assets totaling $1,359,999 was expensed as research and development costs during the year ended December 31, 2005.

4.	PROPERTY AND EQUIPMENT

	December 31,
	2007	2006
Computer	$20,846	$16,668
Furniture & Fixtures	3,392	2,849
Less: accumulated depreciation	(12,616)	(9,168)
	$11,622	$10,369

Depreciation expense amounted to $3,448 and $4,262 for the years ended December 31, 2007 and 2006, respectively.

5.	DUE TO SHAREHOLDERS

The Company has received advances from its shareholder which bears interest at 10% per annum with no specific repayment terms. The amounts outstanding were $1,271,932 as December 31 2007 which due to Julianna Lu, the Company’s CEO/Founder/Chairwoman for a total of $974,448, and also due to Xiaofei Yu, the Company’s Vice Chairman for or a total of $297,484 as December 31 2007.

As of December 31, 2006, the $875,822 due to shareholders bears interest at 10% per annum, is unsecured and has no specific terms of repayment.

Accrued interest expense to directors and shareholders for the Years ended December 31, 2007 and 2006 was $102,032 and $111,410, respectively.

6.	CAPITAL STOCK

The authorized capital of the Company consists of 2,000,000,000 voting common shares with $0.001 par value and 20,000,000 voting preferred shares with $0.001 par value. On March 28, 2005, the Company increased the authorized common shares from 55,000,000 shares to 300,000,000 shares. On Feb 22, 2008 the Company increased the authorized common shares from 300,000,000 shares to 2,000,000,000 shares.

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

Year Ended December 31, 2007:

•
At various times during the year ended December 31, 2007 the Company issued 35,376,400 shares of common stock for services rendered at an aggregate market value of $0.045 per share for a total value of $1,614,537.

•
At various times during the year ended December 31, 2007 the Company issued 20,200,000 shares of common stock for acquisition deposits at an aggregate market value of $0.07 per share for a total value of $1,415,000. All these acquisition deposits have been expensed as of December 31, 2007 as the Company is unable to determine if any of these acquisitions can be consummated.

•
At various times during the year ended December 31, 2007 the Company issued 5,400,000 shares of common stock for settlement of debt with an aggregate market value of $0.059 per share for a total value of $320,000. The Company recorded a gain on settlement of debt in the amount of $14,400

•
At various times during the year ended December 31, 2007 the Company issued 13,380,000 shares of common stock to cover loss for financing with an aggregate market value of $0.024 per share for a total value of $326,360.

•	On November 1, 2007 the Company sold 1,000,000 shares of common stock to purchase via PP/144 rules at $0.050 per share for a total value of $50,000.

•
At various times during the year ended December 31, 2007 the Company cancelled 1,496,400 shares of common stock and associated dividend with an aggregate market value of $0.000 per share for a total value of $0.000.

Year Ended December 31, 2006:

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

On October 4, 2006, the Company issued 200,000 common shares with a fair value of $0.03 per share to settle $6,000 of services provided.

On September 27, 2006, the Company issued 200,000 common shares with a fair value of $0.03 per share for a loss on shares issued for lease payments.

On September 27, 2006, the Company issued 400,000 common shares with a fair value of $0.03 per share for auto expenses, of which $1,200 is included in prepaid expenses.

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

On February 14, 2006, the Company issued 100,000 common shares with a fair value of $0.11 per share for $11,000 of consulting services, included in deferred compensation.

On February 2, 2006, the Company issued 90,000 common shares with a fair value of $0.25 per share for $22,500 of consulting services included in deferred compensation.

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

7. OPTIONS AND WARRANTS

Year Ended December 31, 2007:

At various times during the year ended December 31, 2007 the Company granted warrants to various non-employee consultants, to purchase an aggregate of 45,000,000 shares of the Company’s common stock at an aggregate exercise price of $0.20 expiring in an aggregate 5 years from the date of grant for services rendered. These warrants were valued at aggregate of $2,876,277 using a Black-Scholes model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 301%; risk-free interest rate of 4.85%; an expected life of 5 years; stock trading price of $0.06 on the dates of grant. All of these warrants were vested immediately upon grant, and accordingly were expensed immediately for a total expense of $2,876,277.

The following table summarized all warrants granted, exercised and expired in the years ended December 31, 2006 and 2007:

	Shares underlying warrants	Weighted average Exercise Price		Shares underlying Options	Weighted average Exercise Price Options
Outstanding as of December 31, 2005	1,180,000		$0.75	7,979,175	$.15
Granted	31,650,000		0.15	6,650,000	0.20
Exercised	-		-	(300,000)	0.20
Expired or cancelled	(1,080,000)		0.75	(1,600,000)	0.15
Outstanding as of December 31, 2006	31,750,000		0.15	1,180,000	0.19
Granted	45,000,000		0.21	-	-
Exercised				-	-
Expired or cancelled	(2,100,000)		0.15	(2,377,753)	0.19
Outstanding as of December 31, 2007	74,650,000	$		10,351,422	$0.17

The following table summarizes information about stock warrants outstanding as of December 31, 2007.

Exercise Price	Outstanding at December 31, 2007	Weighted Average Remaining Life in Years	Exercisable Warrants
0.10	21,000,000	3.81	21,000,000
0.20	41,650,000	5.78	41,650,000
0.15	6,000,000	4.17	6,000,000
0.30	1,000,000	1.83	1,000,000
0.50	5,000,000	4.84	5,000,000
	74,650,000	5.10	74,650,000

The following table summarizes information about stock options outstanding as of December 31, 2007.

Exercise Price	Outstanding December 31, 2007	Weighted Average Remaining Life in Years	Exercisable Options
0.10	2,500,000	1.42	2,500,000
0.05	500,000	0.33	500,000
0.10	251,422	1.46	251,422
0.30	600,000	1.46	600,000
0.20	1,000,000	0.09	1,000,000
0.20	1,000,000	0.07	1,000,000
0.20	1,000,000	1	1,000,000
0.20	2,500,000	3	2,500,000
0.20	1,000,000	0.09	1,000,000
0.17	10,351,422	1.325	10,351,422

Year Ended December 31, 2006:

Stock Options and Grants
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

2006 Warrant Grants:

During 2006, the Company granted 9,650,000 warrants at $0.20 per unit. Each warrant entitles the holder to purchase an additional common share for $0.20 and must be exercised within two to five years of the date of issuance.

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

8.	RELATED PARTY TRANSACTIONS

The Company has entered into the following related party transactions:

a)	Recorded management fees to directors and shareholders for the Years ended December 31, 2007 and 2006 was $3,750,00 and $2,023,884 respectively.

b)	From time to time the officers and directors of the Company advance funds to the Company. These funds are unsecured and so not have a due date of return. The Company accrues interest at 10% per annum on all these advances. The totals advances as December 31, 2007 and 2006 were $102,032 and $111,410, respectively.

c)	The Company has received advances from its shareholder which bears interest at 10% per annum with no specific repayment terms. The amounts outstanding were $1,271,931 as December31 2007 which due to Julianna Lu, the Company’s CEO/Founder/Chairwoman for a total of $973,719, and also due to Xiaofei Yu, the Company’s Vice Chairman for or a total of $297,484 as December 31 2007.

d)	As of December 31, 2006, the $875,822 due to shareholders bears interest at 10% per annum, is unsecured and has no specific terms of repayment.

e)	Accrued interest expense to directors and shareholders for the Years ended December 31, 2007 and 2006 was $102,032 and $111,410, respectively.

9.	COMMITMENTS AND EMPLOYMENT AGREEMENTS/CONSULTANTS

•
On August 3 2007, the Company appointed Mr. Chen Moxian as Senior Vice President of China Power, Inc., the Company’s wholly owned subsidiary. The Company has issued a total of 250,000 common stocks in July 2007. Additional compensation will be based on further projects and performances basis. As of December 31 2007, the Company has issued to Mr. Chen an additional 1,500,000 common shares for his services to the Company and subsidiary.

•
On April 3, 2007, the Company appointed Mr. Ron Shon as the chairman of its advisory board. The Company has issued Mr. Shon a total of 500,000 shares of common stocks and a total of 6,000,000 common stocks warrants at an exercise price of $0.20 per share. These warrants expire three years form the date of grant.

•	Pursuant to various management and consulting contracts the Company has committed to pay fees and issue common stock as follows:

(i) a monthly management fee of $20,000 to the Company’s Chief Executive Officer starting on January 1, 2006 (ii) to pay a 3% royalty on gross sales, upon commencement of sales (iii) pay a monthly consulting fee of $7,000 to a shareholder and officer ( Xiaofei Yu) of the Company

10.	ACQUISITIONS

As of December 31, 2007 and through March 31, 2008, the Company has entered into numerous acquisition agreements, and business cooperation agreements, with many business entities and governmental entities in the People's Republic of China. As of December 31, 2007 and through March 31, 2008, the Company has not completed and finalized any of these acquisition and business cooperation agreements. The management of the Company believes that they do not have any liability with regards to these acquisition and business cooperation agreements if they should not be completed and finalized. In addition, to the extent that the acquisition and business cooperation agreements require cash for them to be consummated, or commenced upon, the Company may not have adequate cash and/or financing resources, nor might the Company have the ability to obtain adequate cash and/or financing resources.

11.	INCOME TAX

The Company is subject to US Federal and State income taxes. As of December 31, 2007 the Company has not achieved profitable operations in any year since their inception. Accordingly, no income tax provision has been provided for any year since inception. The Company has a net operating loss (“NOL”) carry forward for United States income tax purposes at December 31, 2007 expiring through the year 2027. Management estimates the NOL as of December 31, 2007 to be approximately $1,850,000. The Company’s subsidiaries in China are governed by the Income Tax Law of the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of approximately 33% (30% state income tax plus 3% local income tax). As the Company’s Chinese subsidiaries have not commenced operations, the Company has not provided for any PRC income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for these deferred tax assets as it is more likely than not that realization will not occur. The Company’s fully reserved deferred tax asset as of December 31, 2007 is approximately $650,000.

12.	SUBSEQUENT EVENTS

•
On February 1, 2008, China Holdings, Inc. (the “Company”) entered into a Marketing Services Agreement with Wall Street Reporter Inc. (“WSR”) pursuant to which WSR will provide the Company with various investor relations and marketing services, such as conferences, interviews and press releases, for a term of one year.  In exchange for these services, the Company has agreed to pay WSR a fee comprised of $9,500 cash and four million (4,000,000) restricted shares of the Company’s common stock.

•
In February 2008, the Company has appointed Ms. ZhiFang Lu as Projects Manager for the Company and the company’s wholly owned subsidiary: China Power, Inc. The Company has issued to Ms. Lu a total of 250,000 shares of common stock in February 2008 for these services, and the Company has agreed to pay for her future services on a stocks compensations basis.

•
In January 2008, the Company has appointed Mr. Benjamin Chen as Projects Manager for the Company and the Company’s wholly owned subsidiary: China Power, Inc. The Company agreed to pay for 7000 RMB as monthly salary. The Company has issued to Mr. Chen a total of 250,000 shares of  common stock.