Form 10KSB/A
period 2007-12-31
China Holdings, Inc.
filed 2008-04-17
CIK 1302331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
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

CHINA HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS
( 2007 Annual Audit /Consolidated Financial Statement)

Page
Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet as of December 31, 2007	F-2

Consolidated Statements of Losses for the years ended December 31, 2007 and 2006
and the period April 3, 2002 (date of inception) to December 31, 2007	F-3

Consolidated Statement of Deficiency in Stockholders' Equity for the period
April 3, 2002 (date of inception) to December 31, 2007	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006
and the period April 3, 2002 (date of inception) to December 31, 2007	F-5

Notes to Consolidated Financial Statements	F-9

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