Form 10KSB/A
period 2007-12-31
China Holdings, Inc.
filed 2008-04-18
CIK 1302331

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

China Holdings, will via China Health Holdings, Inc. perform its merger & acquisition and transactions and development in pharmaceutical projects in later 2008 and 2009 upon China-SFDA firm its revolutionize its drug policies. China Holdings has agreed an authorized to its wholly-owned subsidiary: China Health to take over its all pharmaceutical projects and TCM-Based Medicinal Projects developed in the past to complete and development further. Our goals for 2008-2013 include the profitable penetration of the Chinese pharmaceutical industry by merger and acquisition (M&A) leading pharmaceutical companies in China via/under our wholly-owned subsidiary: China Health Holdings, Inc. Our strategy is to leverage synergies, integrate drug pipelines and distribution channels, and management expertise between pending pharmaceutical acquisitions. We intend to develop a Taoist Medicine product line and a Vitamins and Supplements product line over the next twelve months. All of the products for these product lines are fully developed. All of our manufacturing will be outsourced to third parties. We plan to generate revenues by sales of our herbal supplement products (1) through a website that is currently under construction, (2) through retail and wholesale distributors, and (3) through the establishment of retail stores in major cities in North America. While in the past our current operations and sales were in Canada, we anticipate expanding our sales into the United States over the next six to twelve months and, thereafter, into regions of Europe and Asia. All of our products are based on traditional Chinese medicine and the principals of Taoism. Taoist philosophy and Taoist medicinal healing practices have been incorporated into a broad spectrum of medical practices and treatments in the People's Republic of China. Traditional Chinese medicine practices have generally been labeled worldwide as "alternative medicine" or "holistic medicine" since they rely more on natural remedies versus chemical remedies and treatments.

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

China Health Recent Developments

We have agreed to sign off all future acquisitions agreements to our wholly owned subsidiary China Health Holdings, Inc. Due to China-SFDA’s Pharmaceutical Drugs Policies Revolutionary Development and Drugs Policies’ amendment in early 2007, China Health Holdings will continue its efforts and development on the Acquisition and Mergers and Transactions in 2008.

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

As of December 31, 2007 there were 180,607,060 shares of our common stock issued and outstanding, there were 10,351,422 shares of our common stock subject to outstanding options to purchase our common stock and there was 74,650,000 shares of our common stock subject to outstanding warrants to purchase our common stock and 1,250,000 shares of our preferred stock are subject to conversion into common stock.

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

As of December 31, 2007, we had outstanding loans to our CEO, Julianna Lu, in the amount of $974,448, Vice President, XiaoFei Yu, in the amount of $ 297,484, Compare to December 31, 2006, we had outstanding loans to our CEO, Julianna Lu, in the amount of $700,184, Vice President, XiaoFei Yu, in the amount of $144,859 and to James Simpson, one of the Company's consultant, in the amount of $30,123. There are no formal agreements for when repayment of the loans must be made. The loans accrue interest at the rate of 10% per annum.

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

We reported net losses totaling of $7,604,072  and $ 3,197,076 for the year ended December 31, 2007 and 2006, respectively. As of December 31, 2007, we had a working capital deficiency of $1,327,361 (Current assets less current liabilities) and an accumulated deficit of $ $16,797,449. With our current resources, we expect to be able to satisfy our cash requirements through September 30, 2008. However, in order to expand our current business operations, fund future development and market, sell our three existing product lines and complete our acquisition projects, we will need to raise at least $50 million in financing over the next twelve months. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose the entire amount of their investment.

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

(3) Based on March 31, 2008, the issuer had a total of 185,607,060 outstanding shares of Common Stock (4) Based on 2,500,000 shares outstanding as of March 31, 2008,.Each share of Series A preferred stock is entitled to two votes.

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

As of December 31, 2006, China Health Holding owed an aggregate of $135,728 to Xiao Fei Yu from various loans and payments made by Mr. Yu on behalf of China Health Holding. These loans bear interest at the rate of 10% per annum, are on an unsecured basis and do not have any terms for repayment. These loans have not been documented by any written agreement. Our management believes the terms of these loans are at least as favorable as could have been obtained from unrelated third parties.

As of December 31, 2006, China Health Holding owed an aggregate of $30,130.80 to James Simpson from various loans and payments. These loans bear interest at the rate of 10% per annum, are on an unsecured basis and do not have any terms for repayment. These loans have not been documented by any written agreement. Our management believes the terms of these loans are at least as favorable as could have been obtained from unrelated third parties.

On March 12, 2007, as consideration for the forgiveness of $300,000 in debt owed to Ms. Lu, we issued to Ms. Lu 5,000,000 shares of common stock and warrants to purchase 10,000,000 shares of common stock at $0.10 which expire on March 11, 2012 and warrants to purchase 10,000,000 shares of common stock at $0.20 which expire on March 11, 2017.

As of December 31, 2007, we had outstanding loans to our CEO, Julianna Lu, in the amount of $ 974,448. Vice President, XiaoFei Yu, in the amount of $ 297,484. There are no formal agreements for when repayment of the loans must be made. The loans accrue interest at the rate of 10% per annum.

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