Form 10QSB
period 2008-03-31
China Holdings, Inc.
filed 2008-05-20
CIK 1302331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER: 333-119034

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
Yes ☐ No ☒

As of May 15, 2008, the issuer had a total of 185,057,060 outstanding shares of Common Stock and 1,250,000 shares of Series “A” Preferred Stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CHINA HOLDINGS, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2008

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATIONPAGE

		Page Numbers
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (unaudited)
	Condensed Balance Sheets	F-1
	Condensed Statements of Operations	F-2
	Condensed Statements of Cash Flows	F-3
	Notes to Condensed Financial Statements	F-4 to F-7
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	2
Item 3.	Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5	Other information	36
Item 6.	Exhibits	37

CERTIFICATIONS

	Exhibit 31 - Management certification
	Exhibit 32 - Sarbanes-Oxley Act

CHINA HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	F-1

Consolidated Statements of Operations for the three months ended March 31, 2008 (unaudited) and 2007 (unaudited)
and the period from April 3, 2002 (inception of the development stage) to March 31, 2008 (unaudited)	F-2

Consolidated Statements of Cash Flows for the three months ended March 31, 2008 (unaudited) and 2007 (unaudited)
and the period from April 3, 2002 (inception of the development stage) to March 31, 2008 (unaudited)	F-3

Notes to Consolidated Financial Statements	F-4 to F-7

CHINA HOLDING INC.
(a development stage company)
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2008	2007
	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,459	$9,958
Prepaid expenses and other current assets	12,254	6,723
Total current assets	14,713	16,681

Property and equipment, net	10,768	11,622
Intangible assets	3	3

TOTAL ASSETS	$25,484	$28,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$46,349	$72,110
Due to shareholders	1,511,417	1,271,932
Total current liabilities	1,557,766	1,344,042

Commitments and Contingencies
Stockholders' Deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized,
1,250,000 and 1,250,000 shares issued and outstanding	1,250	1,250
Common stock, $0.001 par value, 2,000,000,000 shares authorized
185,267,060 and 180,607,060 shares issued and outstanding	185,267	180,607
Additional paid-in capital	15,525,477	15,363,037
Deficit accumulated during the development stage	(17,181,095)	(16,797,449)
Accumulated other comprehensive loss	(63,181)	(63,181)
Total Stockholders’ Deficit	(1,532,282)	(1,315,736)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,484	$28,306

See Notes to Consolidated Financial Statements.

CHINA HOLDING INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	Cumulative results of operations from April 3, 2002 (inception of the development stage) to March 31, 2008
	(unaudited)	(unaudited)	(unaudited)

Sales	$-	$-		$8,976
Cost of goods sold	-	-		245

Gross profit	-	-		8,731

Expenses:
Advertising and promotion	11,018	0		178,348
Amortization of intangible assets	-	-		7,125
Consulting fees	31,100	951,692		4,184,400
Stock issued for failed acquisition	0	-		1,415,000
Depreciation	854	738		13,470
Interest and bank charges	35,485	324,852		325,884
Investor relations	133,187	41,990		426,860
Management fees	139,630	118,194		3,504,262
Office	3,733	6,872		104,682
Professional fees	17,525	18,585		1,063,389
Rent	4,340	8,772		107,546
Research and development	-	-		1,743,593
Stock based compensation	-	1,797,833		3,977,322
Travel	3,733	8,359		56,445
Vehicle		2,911		31,049
Total expenses	380,605	3,280,798		17,139,375

Net loss from operations	(380,605)	(3,280,798)		(17,130,644)

Other income (expenses)
Foreign exchange gain or loss	(3,041)	1,555		36,000
Impairment loss-licensing rights	0	0		(182,874)
Debt forgiveness income	0	0		96,423
Total other income (expenses)	(3,041)	1,555		(50,451)

Net loss	$(383,646)	$(3,279,243)		$(17,181,095)

Basic net loss per share	$(0.00)	$(0.00)	$

Weighted average number of common
basic and diluted shares outstanding	164,446,008	108,937,193	$

The components of other comprehensive loss
Net loss	$(383,646)	$(3,279,243)
Foreign currency translation adjustment	0	(3,262)
Comprehensive loss	$(383,646)	$(3,282,505)

See Notes to Consolidated Financial Statements.

CHINA HOLDING INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2008		For the Three Months Ended March 31, 2007		Cumulative results of operations from April 3, 2002 (Inception of the development stage)to March 31, 2008
	(unaudited)		(unaudited)		(unaudited)
OPERATING ACTIVITIES
Net loss		$(383,646)		$(3,279,243)		$(17,181,095)
Adjustments to reconcile net loss to cash used
in operating activities:
Accrued interest		-		30,265		181,570
Amortization of intangible assets		-		-		7,125
Amortization of Deferred compensation						153,942
Stock option expense		31,100		-		931,889
Depreciation		854		738		13,470
Impairment loss-licensing rights		-		-		182,874
License rights		-		-		1,359,999
(Gain) loss on settlement of debt and issuance of shares		-		-		(104,924)
Issuance of shares to settle debt and cover financing		-		-		-
Non cash expenses paid with shares		136,000		-		3,339,590
Non cash interest paid with shares		-		1,115,309		326,360
Stock-based compensation		0		107,373		3,319,191
Warrant issued for Compensation		-		1,797,833		3,639,142
Stock issued for failed acquisition		-		-		1,415,000
Changes in operating assets and liabilities
Prepaid expenses and other current assets		(5,531)		36,369		138,880
Accounts payable and accrued liabilities		(25,761)		(938)		54,729
Net cash used in operating activities		(246,984)		(192,294)		(2,222,258)

INVESTING ACTIVITIES
Purchase of equipment				-		(4,701)
Purchase deposit for acquisition of companies		-		-		(19,536)
Net cash used in investing activities		-		-		(24,237)

FINANCING ACTIVITIES
Proceeds from issuance of common stock				-		50,000
Net advances from shareholders		239,485		211,495		2,262,134
Net cash provided by financing activities		239,485		211,495		2,312,134

EFFECT OF EXCHANGE RATE CHANGES		-		(3,261)		(63,180)

NET (DECREASE) INCREASE IN CASH		(7,499)		15,940		2,459

CASH, BEGINNING OF PERIOD		9,958		-		-

CASH, END OF PERIOD		$2,459		$15,940		$2,459

Supplemental disclosures of cash flows information:
Interest paid	$		$		$
Taxes paid	$		$		$

Non-cash financing activities:
Settlement of debt in common stock	$		$			$320,000
	$		$		$

See Notes to Consolidated Financial Statements.

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

China Holdings Inc. (the "Company") was incorporated in the States of Nevada in the United States of America on April 3, 2002 as AE&E Pharma Corporation. The Company's common stock trades on the US over-the-counter bulletin board under the symbol "CHHL".

The Company changed its name on May 25, 2004, to China Health Holding, Inc.

On May 1, 2007, the Company changed its name to China Holdings, Inc. The Company's web site is www.chinaholding.net. However, information found on the Company’s website is not incorporated by reference into this report. The Company has had nominal revenues since its inception.

The Company has three wholly-owned subsidiaries: (i) China Power, Inc., (ii) China Minerals Holdings, Inc., and (iii) China Health Holdings, Inc.

On May 1, 2007, the Company’s wholly owned subsidiary, China Health World Pharmaceutical Corporation, amended its Articles of Incorporation to change its name to China Health Holdings, Inc.

On May 9, 2007, the Company’s wholly owned subsidiary China Health World Trade Corporation amended its Articles of Incorporation to change its name to China Power, Inc.

On January 7th, 2008, the Company incorporated its third subsidiary as China Minerals Holdings, Inc., a Nevada corporation.

The Company’s initial business plan was to engage in the manufacturing, marketing and distribution of proprietary natural medicinal products. The Company has since revised its business plan to not only focus on becoming a manufacturing, marketer and distributor of natural medicinal products, but also to focus on becoming a diversified global assets holding company.

The Company and its subsidiaries intend to engage in multiple China-focused business activities including, energy, renewable energy, resources, utilities finance, real estate, and pharmaceutical ventures. Their objective is to achieve long-term capital appreciation through investment in companies and other entities with significant assets, investments, production activities, trading or other business interests in China or worldwide.

CONTROL BY PRINCIPAL STOCKHOLDERS

The chief executive officer owns beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the chief executive officer, has the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets or business.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008. The Company’s financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2007 filed on April 18, 2008. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $1,551,569 (and an accumulated deficit of $17,181,095 and a stockholders’ deficit of $1,532,282 as of March 31, 2008 and has incurred significant losses since inception. Further losses are anticipated in the development of its intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

China Holdings is a development stage company as described by Statements of the Financial Accounting Standards Board No. 7 (“SFAS 7.”) SFAS 7 states that a business is considered to be in the development stage if it is devoting substantially all of its efforts to establishing a new business and either of the following conditions exists:

1.	Planned principal operations have not commenced.
2.	Planned operations have commenced, but there has been no significant revenue therefrom.

The Company’s management believes the Company is a development stage entity as it is in the process of attempting to acquire assets, namely that of potential both identified and currently unidentified merger candidates, and is also exploring various forms of financing and capital structures in order to facilitate future acquisitions. The Company has considered SFAS 7 and has determined April 3, 2002, the inception date, to be the inception date of the development stage.

The Company will depend almost exclusively on outside capital to complete the development of its intellectual property, completion of its proposed projects and marketing of its products. Such outside capital will include proceeds from the issuance of equity securities and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to the Company.

The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments.

Consolidation

The audited condensed consolidated financial statements include the accounts of the Company and its three (3) wholly-owned subsidiaries, China Power, Inc., China Minerals Holdings, Inc. and China Health Holdings, Inc. Those subsidiaries have not yet commenced operations and have no significant assets, liabilities, revenues or expenses. All intercompany accounts have been eliminated in consolidation.

Reclassifications

Certain reclassifications to the Company’s balance sheet and income statement have been made in 2007, in order for the 2008 financial statements to conform to the presentation of these financial statements.  These reclassifications did not impact the Company’s total assets, total liabilities, net loss or stockholders deficit for the three months ended March 31, 2008 and 2007, respectively.

3.	INTANGIBLE ASSETS

a)	Asset purchase agreement

Pursuant to an asset purchase agreement dated May 1, 2004, the Company acquired from the Company’s President, who is a majority shareholder, proprietary rights and formulas to the 26 natural herbal medicinal products that comprise the King of Herbs and Taoist Medicine product lines. The Company recorded the cost of the proprietary rights and formulas as intangible assets at the historical cost basis of $1. The excess of the purchase price over the historical cost basis of the intangible assets of $366,306 was expensed as research and development costs during the year ended December 31, 2004.

b)	Licensing rights agreement

During the fiscal year 2004, the Company entered into various agreements with Hotway Nutraceuticals Canada Co., Ltd. (“Hotway”), a British Columbia company. The intengible assets acquired from Hotway were written down to $1 during 2004.

Asset purchase agreement

Pursuant to an asset purchase agreement dated March 22, 2005, the Company acquired from the Company’s shareholders intellectual property rights to 108 “100% Natural Taoist Herbal Medicinal Products”. The Company has recorded the cost basis of these property rights at the historical cost basis of the shareholders of $1. The excess of the purchase price over the carrying value of the intangible assets totaling $1,359,999 was expensed as research and development costs during 2005.

3.	PROPERTY AND EQUIPMENT

	March31,	December 31,
	2008	2007
Computer Equipment	$20,846	$20,846
Furniture & Fixtures	3,392	3,392
Less: accumulated depreciation	(13,470)	(12,616)
	$10,768	$11,622

Depreciation expense amounted to $854 and $738 for the three months ended March 31, 2008 and 2007, respectively.

4.	DUE TO SHAREHOLDERS

The Company has received advances from two shareholders which bear interest at 10% per annum with no specific repayment terms. The tables below detail transactions during the three months ended March 31, 2008.

The table below details transactions related to the loan payable to the Company's Chief Executive Officer during the three months ended March 31, 2008:

Beginning balance payable, as of December 31, 2007	$974,498
Accrued management fees	90,000
Accrued interest	27,327
Advances from Chief Executive Officer	84,171
Ending balance payable	$1,175,996

The table below details transactions related to the loan payable to the Company's Vice Chairman during the three months ended March 31, 2008:

Beginning balance payable, as of December 31, 2007	$297,484
Accrued management fees	30,000
Accrued interest	7,937
Advances from Vice Chairman	-
Ending balance payable	$335,421

6.	CAPITAL STOCK

The authorized capital of the Company consists of 2,000,000,000 voting common shares with $0.001 par value and 20,000,000 voting preferred shares with $0.001 par value. On March 28, 2005, the Company increased the authorized common shares from 55,000,000 shares to 300,000,000 shares. On February 22, 2008 the Company increased the authorized common shares from 300,000,000 shares to 2,000,000,000 shares.

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

Quarter Ended March 31, 2008

•
At various times during the three months ended March31, 2008 the Company issued 4,660,000 shares of common stock for services rendered at an aggregate market value of $ 0.029 per share for a total value of $136,000.

7. STOCK OPTIONS AND STOCK WARRANTS

Quarter Ended March 31, 2008:

During the three months ended March 31, 2008 the Company did not grant warrants and options.

Quarter Ended March 31, 2007:

At various times during the three months ended March 31, 2007 the Company granted warrants to various consultants, to purchase an aggregate of 28,000,000 shares of the Company’s common stock at an aggregate exercise price of $0.17 expiring in an aggregate 5 years from the date of grant for services rendered. These warrants were valued at aggregate of $1,797,833 using a Black-Scholes model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 269%; risk-free interest rate of 4.85%; an expected life of 5 years; stock trading price of $0.06 on the dates of grant. All of these warrants were vested immediately upon grant, and accordingly were expensed immediately for a total expense of $1,797,833.

The following table summarizes all stock warrants and stock options granted, exercised and expired in the three months ended March 31, 2008:

	Stock Warrants		Stock Options
	Shares underlying warrants	Weighted average Exercise Price	Shares underlying Options	Weighted average Exercise Price

Outstanding as of December 31, 2007	74,650,000	$0.19	10,351,422	$0.17

Granted			-	-

Exercised			-	-

Expired or cancelled	(1,000,000)	0.20	(3,000,000)	0.20

Outstanding as of March 31, 2008	73,650,000	$0.19	7,351,422	$0.16

8.	RELATED PARTY TRANSACTIONS

The Company has entered into the following related party transactions as of March 31, 2008.

a)	Recorded management fees for the Chief Executive Officer and Vice Chairman for the three months ended March 31, 2008 and 2007 of $120,000 and $81,000 respectively.

b)
The Chief Executive Officer and Vice Chairman routinely advance funds to the Company. These funds are unsecured and so not have a due date of return. The Company accrues interest at 10% per annum on all these advances. Accrued interest expense to directors and shareholders for the three months ended March 31, 2008 and 2007 was $35,264 and $22,349, respectively.

5.	COMMITMENTS AND EMPLOYMENT AGREEMENTS/CONSULTANTS

Pursuant to various management and consulting contracts the Company has committed to pay (i) a monthly management fee of $30,000 is payable to the Chief Executive Officer on January 1, 2008 (ii) a monthly management fee of $10,000 is payable to the Vice Chairman. However, these management fees have been loaned back to the Company, as discussed.

6.	ACQUISITIONS

As of December 31, 2007 and through March 31, 2008, the Company has considered and negotiated numerous acquisition agreements, and business cooperation agreements, with many business entities and governmental entities in the People's Republic of China. As of December 31, 2007 and through March 31, 2008, the Company has not completed and finalized any of these acquisition and business cooperation agreements. The management of the Company believes that they do not have any liability with regards to these acquisition and business cooperation agreements unless they are completed and finalized. In addition, to the extent that the acquisition and business cooperation agreements require cash for them to be consummated, or commenced upon, the Company may not have adequate cash and/or financing resources, and the Company may not have the ability to obtain adequate cash and/or financing resources.

Forward Looking Statement  -

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth under the heading "Risk Factors". Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

To the extent that statements in the quarterly report are not strictly historical, including statements as to revenue projections, business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future collaboration agreements, the success of the Company's development, events conditioned on stockholder or other approval, or otherwise as to future events, such statements are forward-looking, All forward-looking statements, whether written or oral, and whether made by or on behalf of the company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this annual report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions and the amount of growth in the Company's industry and general economy; competitive factors; ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-KSB; its quarterly reports on Forms 10-Q; and any reports on Form 8-K. In addition, the Company disclaims any obligation to update or correct any forward-looking statements in all the Company’s annual reports and SEC filings to reflect events or circumstances after the date hereof.

As used in this Annual Report, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to China Holdings, Inc. and its subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Background

We are a development stage company, founded by our Chairman and Chief Executive Officer, Julianna Lu, in 2002 with the goal of becoming a leading manufacturer, marketer and distributor in the global natural medical and pharmaceutical industry. On April 3, 2002, we were incorporated under the laws of the State of Nevada under the name A E&E Pharma Corporation and changed our name on May 25, 2004, to China Health Holding, Inc. On May 1, 2007, we changed our name to China Holdings, Inc. Effective May 11, 2007, our stock has traded under the symbol CHHL on the OTC Bulletin Board. The Company maintains a website at www.chinaholding.net. However, information found on the Company’s website is not incorporated by reference into this report. We have had nominal revenues since our inception.

We have three wholly-owned subsidiaries: (i) China Power, Inc. (ii)China Minerals Holdings Inc. and (iii) China Health Holdings, Inc.

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

Our initial business plan was to engage in the manufacturing, marketing and distribution of proprietary natural medicinal products. We have since revised our business plan to not only focus on the manufacture, marketing and distribution of natural medicinal products but to also focus on becoming a diversified global assets holding company. We and our subsidiaries intend to engage in multiple China-focused business activities including, energy, renewable energy resources, finance, real estate, utilities and pharmaceutical. Our objective is to achieve long-term capital appreciation through investment in companies and other entities with significant assets, investments, production activities, trading or other business interests in China, and/or worldwide, and/or which derive a significant part of their revenue from China, and/or worldwide.

Subsidiary Operations Plans

China Power, Inc. intends to capture China's growing energy, renewable energy, and environment protection projects domestically and worldwide. China Power intends to engage in business activities and investments in hydropower plants, biomass energy projects and companies in China and throughout the world primarily through mergers and acquisitions, joint-venture partnerships with hydro-power plants, biomass energy projects and companies in China and throughout the world. China Power’s advanced hydro-power renewable energy strategy and plan is expected to improve the technical, societal, and environmental benefits of hydropower, biomass energy and to exploit investment and business opportunities in the cost-competitive hydropower and biomass energy industries in China and throughout the world, with a focus towards building long-term shareholder value. China Power intends to seek financing to fund its hydropower and biomass energy projects.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. There can be no assurance that we will be successful in obtaining financing.

China Minerals Holdings, Inc. is a exploration stage company, aiming to establish, expand, and diversify its presence in the mining resource industry in China and throughout the world. China Minerals Holdings intends to focus on precious and rare metals resources, properties with mining licenses in production and joint venture opportunities.   Furthermore, China Mineral Holdings’ mining projects and prospects will be based on rigorous economic evaluation, independent advancement and joint-ventures.

China Health Holdings, Inc. is a development stage company with the goal of becoming a leading developer, manufacturer, marketer and distributor of pharmaceutical drugs and dietary supplements in China and throughout the world. Its main objective is to partner with CHINA -SFDA approved drug producers, GMP certified manufacturing facilities, research and development centers and universities in China. China Health’s goals include mergers and acquisitions with leading pharmaceutical companies in China. China Health’s strategy is to leverage synergies, integrate drug pipelines and distribution channels, and management expertise between pending pharmaceutical acquisitions. China Health intends to develop a Taoist Medicine product line and a Vitamins and Supplements product line. All of the products for these product lines are fully developed and China Health expects to launch the Taoist Medicine and Vitamins and Supplements product lines. All of China Health’s manufacturing will be outsourced to third parties. China Health plans to generate revenues by sales of its herbal supplement products (1) through a website that is currently under construction, (2) through retail and wholesale distributors, and (3) through the establishment of retail stores in major cities in North America. While in the past China Health’s current operations and sales were in Canada, China Health anticipates expanding its sales into the U.S. over the next six to twelve months and, thereafter, into regions of Europe and Asia.

RECENT DEVELOPMENTS

The Company, via its wholly owned subsidiary China Power, , has entered a total of  five (5) development, investment and construction agreements with local China Government in Hebei, Hunan, AnHui and Inner Mongolia Provinces, PR China to develop, invest and construct a total of  five (5) biomass energy power generation plants/projects with a total potential power capacity for 50MW x 5 = 250 MW in pipeline. The development and construction of the facilities will require approximately $78,000,000 for each 50MW biomass plant/project. The development and construction of the facilities are subject to the Company completing certain due diligence requirements and obtaining financing from third parties. In addition to the foregoing, according to the China Central Government’s currently alternative energy laws related to Biomass Energy Projects, under the All Construction Agreements, guaranteed (i) the financing for up to 65% of the 580 million Yuan China Power has committed to the development of all the power plants through local banks at a preferred interest rate, (ii) that 100% of the power generated by the Biomass Energy plants shall be purchased by the China State Grid at a purchase price of between 0.60 and 0.65 Yuan, or approximately $0.09 and $0.08, per kilowatt, (iii) All Biomass Energy Power Generation Plant/project (50MW) has designated with a total potential of 400 million KW/hr power generation capacity approximately annually, (iv) China Power’s rights under the Construction Agreements are all exclusive. The construction of the plant is estimated to take approximately two three years.

Huaxian Biomass Energy Power/Plant ( 50MW) Investment Construction Agreement

On March 19, 2008, China Powerentered into a Development and Construction Agreement (the “Construction Agreement”) with Huaxian County Government (“Huaxian”), Hunan Province, People’s Republic of China, pursuant to which China Power was granted the exclusive right to develop and construct a 50 megawatt biomass energy power plant. Specifically, under the Construction Agreement, Huaxian has agreed to provide China Power with the land rights for up to 200 MU, or 133,400 square meters of land, to develop a biomass energy power plant. Conversely, China Power has committed to invest up to 580 million Yuan, or approximately $81,586,000 towards the development of the power plant.

In addition to the foregoing, according to the China Central Government’s currently alternative energy laws related to Biomass Energy Projects, under the Construction Agreement, Huaxian has guaranteed (i) the financing for up to 65% of the 580 million Yuan China Power has committed to the development of the power plant through a local bank at a preferred interest rate, (ii) that 100% of the power generated by the Biomass Energy plant shall be purchased by the China State Grid at a purchase price of between 0.60 and 0.65 Yuan, or approximately $0.09 and $0.08, per kilowatt, (iii) this Huaxian Biomass Energy Power Generation Plant/project has designated with a total potential of 400 million KW/hr power generation capacity approximately annually, (iv) China Power’s rights under the Construction Agreement are exclusive.

The Construction Agreement also provides that Huaxian  shall be responsible for securing all necessary government approvals and ensuring the supply of all required utilities, such as electricity, water, communications and roadways, and China Power shall be responsible for obtaining all required financing for the plant and operating the plant with the most advanced technology available. The construction of the plant is estimated to take approximately two years. Management believes that they have no liabilities with regards to these transactions if the acquisitions can not be completed.

Ongniute Biomass Energy Power/Plant ( 50MW) Investment Construction Agreement

On March 3, 2008, China Power entered into a Development and Construction Agreement (the “Construction Agreement”) with Ongniute County Government (“Ongniute”), Inner Mongolia Province, People’s Republic of China, pursuant to which China Power was granted the exclusive right to develop and construct a 50 megawatt biomass energy power plant. Specifically, under the Construction Agreement, Ongniute agreed to provide China Power with the land rights for up to 200 MU, or 133,400 square meters of land, to develop a biomass energy power plant, together with an additional 500,000 MU, or 333,500,000 square meters of land, rich in straw resources to support the power plant. Conversely, China Power has committed to invest up to 580 million Yuan, or approximately $81,586,000, towards the development of the power plant, including the payment to Ongniute of 56,000 Yuan, or approximately $7,877, for every 667 square meters of land provided by Ongniute.

In addition to the foregoing, under the Construction Agreement, Ongniute has guaranteed (i) the financing for up to 65% of the 580 million Yuan China Power has committed to the development of the power plant through a local bank at a preferred interest rate, (ii) that 100% of the power generated by the biomass energy plant shall be purchased by the China State Grid at a purchase price of between 0.60 and 0.65 Yuan, or approximately $0.09 and $0.08, per kilowatt and (iii) the payment of 13.2 million Yuan, or approximately $1,856,797, to China Power once construction of the power plant is completed.

The Construction Agreement also provides that Ongniute shall be responsible for securing all necessary government approvals and ensuring the supply of all required utilities, such as electricity, water, communications and roadways, and China Power shall be responsible for obtaining all required financing for the plant and operating the plant with the most advanced technology available. The construction of the plant is estimated to take approximately two years.

China Power’s rights under the Construction Agreement are exclusive, such that Ongniute may not allow the development of any other biomass energy power plants in Ongniute County for three years. In addition, Ongniute has agreed to ensure that the plant is not subject to income taxes for its first three years of operation and then subject to a tax rate of no more than 12.5% for the following three years.

Development of the plant shall be done through Ongniute America-China Green Energy Co. Ltd., which incorporated under PRC laws which is wholly owned by our subsidiary of China Power. China Power, Inc. will complete for the biomass fuel analysis report and the technical feasibilities for further development of the construction for Ongniute Biomass Energy Power/Plant ( 50MW) shortly. Management believes that they have no liabilities with regards to these transactions if the transactions can not be completed.

China Power completed the Fuel Analysis on Ongniute Biomass Energy Power/Plant ( 50MW)。
China Power is working on FEASIBILITIES STUDY currently on Ongniute Biomass Energy Power/Plant ( 50MW)

Acquisition Transaction Agreement with Tong Ren KaiYu Minerals Co. Ltd.

On November 30, 2007, the Company entered in a transaction agreement which provides for the acquisition by the Company of 100% of the issued and outstanding shares of Tong Ren KaiYu Minerals Co. Ltd. This agreement provides the comprehensive terms of the acquisition and expands on the parties’ agreement dated October 27, 2007.

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

The agreement provides for a closing when all of the conditions set forth in the agreement have been fulfilled. Ton Ren KaiYu owns three mineral exploration licenses and two mining exploration licenses.

Tong Ren KaiYu has agreed to provide the Company with legal exclusive/first refusal rights for this acquisition. The parties have agreed to provide each other with all documentation necessary to complete their due diligence investigation of each company’s business.

The Company has issued 7,000,000 shares of its common stock as a security deposit to “Tong Ren Kai Yu” and its beneficiary nominee already. The parties agreed that if Tong Ren KaiYu meets its obligation under the financials and the Company does not consummate the transaction, then, Tong Ren KaiYu shall have the right to retain the shares. However, if Tong Ren KaiYu does not complete its obligations under this agreement the Company will be permitted to place stop transfer restrictions on the shares.

The Company intends to form a subsidiary in China or Hong Kong to complete the acquisition withg Ton Ren KaiYu.

The acquisition is subject to the Company completing certain duel diligence requirements and obtaining financing from third parties. As of December 31 2007, the transaction has not closed. Management has not determined if it can complete this transaction. Management believes that they have no liabilities with regards to this transaction if the acquisition can not be completed.

TaiHu Biomass Energy Power/Plant (50MW) Investment Construction Agreement

On October 28, 2007, China Power entered into a Development and Construction Agreement (the “Construction Agreement”) with TaiHu County Government (“TaiHu”), AnHui Province, People’s Republic of China, pursuant to which China Power was granted the exclusive right to develop and construct a 50 megawatt biomass energy power plant. Specifically, under the Construction Agreement, TaiHu has agreed to provide China Power with the land rights for up to 200 MU, or 133,400 square meters of land, to develop a biomass energy power plant. Conversely, China Power has committed to invest up to 580 million Yuan, or approximately $81,586,000 towards the development of the power plant.

In addition to the foregoing, according to the China Central Government’s currently alternative energy laws related to Biomass Energy Projects, under the Construction Agreement, TaiHu has guaranteed (i) the financing for up to 65% of the 580 million Yuan China Power has committed to the development of the power plant through a local bank at a preferred interest rate, (ii) that 100% of the power generated by the Biomass Energy plant shall be purchased by the China State Grid at a purchase price of between 0.60 and 0.65 Yuan, or approximately $0.09 and $0.08, per kilowatt, (iii) this TaiHu Biomass Energy Power Generation Plant/project has designated with a total potential of 400 million KW/hr power generation capacity approximately annually, (iv) China Power’s rights under the Construction Agreement are exclusive.

The Construction Agreement also provides that TaiHu shall be responsible for securing all necessary government approvals and ensuring the supply of all required utilities, such as electricity, water, communications and roadways, and China Power shall be responsible for obtaining all required financing for the plant and operating the plant with the most advanced technology available. The construction of the plant is estimated to take approximately two years.

Development of the plant shall be done through America-China (TaiHu) Energy Co. Ltd., incorporated under PRC laws by our subsidiary China Power. China Power will complete for the biomass fuel analysis report and the technical feasibilities for further development of the construction for TaiHu Biomass Energy Power/Plant ( 50MW) shortly. Management believes that they have no liabilities with regards to these transactions if the transactions can not be completed.

China Power completed the Fuel Analysis on TaiHu Biomass Energy Power/Plant ( 50MW).
China Power has completed THE FEASIBILITIES STUDY on TaiHu Biomass Energy Power/Plant ( 50MW).

LongHua Biomass Energy Power Plant/ Project(50MW) Investment and Construction Agreement

On October 10, 2007, China Power entered into an agreement with LongHua Government and BeiJing JinRenTaiHe Trade Ltd.  Government to develop and construct a biomass energy power generation plant with a power capacity of 50MW. The parties estimate that it will take 2 years to complete the construction of the biomass energy generation plant at a cost of  RMB $580million (approximately USD$78 million) comprising of a cash investment of 35% and bank loans of 65%. The biomass energy power plant will be located at LongHua county in the town of TangTouGou village of LuoYing on a total of 200 MU lands. The Agreement provides that the LonHua Government will pay for the cost of the land and shall grant China Power the right to use the land for a term of 50 years in accordance with the State’s land use policy.

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

On January 23 2008, China Power executed an Amended Agreement with BeiJing JinRenTaiHe Trade Ltd. and Long-Hua Local Government that the 100% development rights of LongHua County Biomass Energy Power Plant/ Project (50MW) for further Investment and Construction Agreement will be fully legally 100% Development Rights transfer to China Power.

China Power will complete the biomass fuel analysis report and the technical feasibilities for further development of the construction for Long-Hua Biomass Energy Power/Plant ( 50MW) shortly. Management believes that they have no liabilities with regards to these transactions if the transactions can not be completed.

Con Yang Biomass Energy Power Plant/ Project(50MW) Investment and Construction Agreement

On October 29, 2007, China Power entered into an agreement to cooperate with the Con Yang Government. Pursuant to the agreement the Con Yang Government agreed to provide the Company with 200 MU lands in the Con Yang economic industry zone to develop and construct a biomass energy generation plant. The agreement contemplates the entry into a Lands Rights Agreement with the Con Yang Government Land & Resources Department for a term of 50 years. The parties anticipate that the total cost of the project to be RMB $580 million (approximately USD$78 million) comprising of a cash investment of 35% and bank loans of 65% and anticipate completion in 2010. The Agreement provides that the Con Yang Government will provide the Company will the lands for the cultivation of the straw and raw materials necessary for the project for a term of 50 years. In addition, the Agreement provides that it will be effective in 6 months until China provides a biomass projects feasibility study and contemplates the entry into a further agreement for execution of the biomass energy projects.

Management believes that they have no liabilities with regards to this transaction if the transaction can not be completed.

Acquisition Agreement with Hunan Zhangjiajie Chalinhe Electric Power Co., Ltd to Acquiring 100% Interest of Chalinhe Hydropower Station (54 MW-72MW)

On July 27 2007, China Power, Inc. entered into an acquisition definitive agreement for the acquisition of Hunan Zhangjiajie Chalinhe Electric Power Co., Ltd and its Chalinhe Hydropower Station (54 MW-72MW). The purchase price for the assets shall consist of (i) a cash payment in the amount of 380 million RMB (approximately USD$50 million), and (ii) the assumption of a bank loan in the amount of 300 million RMB ($USD40 million).The Chalinhe Hydropower Station comprises a reservoir with a dam 95 meters high and a total land position of 90,064 square meters. Specifications for the dam consist of a dead water level of 77 meters, design flood level of 88.31 meters, check flood level of 92.81 meters and a total power generation capacity of 72,000 kW (4×18,000 kW).

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

The acquisition is subject to the Company completing certain due diligence requirements and obtaining financing from third parties. As of December 31 2007, the transaction has not closed. Management has not determined if it can complete this transaction. Management believes that they have no liabilities with regards to this transaction if the acquisition can not be completed.

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

If the Company ise only successful in raising $3 million of financing to sustain itscurrent level of business operations, we anticipate the following expenses over the next twelve months: (a) $150,000 to develop its Internet website and e-commerce system in multi-languages; (b) $200,000 for media advertising to promote our brand name; (c) $200,000 for its research and development program; (d) $400,000 for an investor relations program; (f) $500,000 for professional and consultant fees; and (g) $1,800,000 for general working capital, including product development, inventory, and general and administrative expenses.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

We had a net loss of $383,646 for the three months ended March 31, 2008 as compared to a net loss of $3,279,243 for the three months ended March 31, 2007. The decrease in net loss for the three months ended March 31, 2008 was the result of decreased consulting fees from $951,692 for the three months ended March 31, 2007 as compared to $31,100 in the comparable period in 2008 and decreased stockbased compensation, from $1,797,833 for the three months ended March 31, 2007 as compared to $0 for the three months ended March 31, 2008.

Other Income (Expenses) was ($3,041) for the three months ended March 31, 2008 as compared to $1555 for the three months ended March 31, 2007. The decrease is attributed to foreign exchange gain or loss of ($3,041) for the three months ended March 31, 2008 compared to foreign exchange gain or loss of $1,555 for the three months ended March 31, 2007.

The company intends on keeping it's expenses low as it seeks out it's acquisition targets. The company will likely use stock as a means of compensationn for certain expenses such as consulting, investor relations and other services management has determined it has to incur.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had cash of $2,459 . Our current liabilities as of March 31, 2008 aggregated $1,557,766. As of March 31, 2008, we had a working capital deficiency of $1,551,569 and an accumulated deficit of $17,181,095. To date, our operations have been funded through advances from our Chief Executive Officer, Julianna Lu, and our Vice Chairman, XiaoFei Yu, and through issuances of shares of our common stock.

As of March 31, 2008, we had outstanding loans to our CEO, Julianna Lu, in the amount of $1,175,996 and to our Vice Chairman, XiaoFei Yu, in the amount of $335,421. As of March 31, 2007, we had outstanding loans to our CEO, Julianna Lu, in the amount of $573,582, Vice Chairman, XiaoFei Yu, in the amount of $212,197. These amounts increased as the result of  Ms. Lu's and Mr. Yu's cash loans to the company as well as accrued compensation and interest charged on the loans. There are no formal agreements for when repayment of the loans must be made. The loans accrue interest at the rate of 10% per annum.

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

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

We suggest that our significant accounting policies, as described in our Form 10-KSB/A filed for the year ended December 31, 2007 on April 18, 2008, be read in conjunction with this Management's discussion and Analysis of Financial Condition and Results of Operations.

Inflation

It is our opinion that inflation has not had a material effect on our operations and we do not anticipate it will in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 1A	RISK FACTORS.

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

We reported net losses totaling of $7,604,072  and $3,197,076 for the year ended December 31, 2007 and 2006, respectively. As of March 31, 2008, we had a working capital deficiency of $1,551,569 (Current assets less current liabilities) and an accumulated deficit of $17,181,095. With our current resources, such as shareholder loans, we expect to be able to satisfy our cash requirements through March 31, 2009. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose the entire amount of their investment.

We need significant infusions of additional capital, which may result in dilution to our shareholders' ownership and voting rights in our company.

Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $50 million of outside funding in order to sustain our current business operations over the next twelve months, and at least $150 million of outside funding in order to expand our business, fund future development and complete our acquisition projects. We have not in the past raised any funds and our operations have been funded primarily through loans from our officers and the issuance of shares of our common stock. Our need for capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. If we fail to arrange for sufficient capital in the future, we may be required to reduce the scope of our business activities, terminate our acquisition agreements and curtail plans to construct the biomass plants. In addition, we may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing shareholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

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

The FDA may attempt to regulate any of China Health’s products that fall within its jurisdiction, and the FTC has jurisdiction to regulate the advertising of our products that fall within its jurisdiction. The FDA may not accept the evidence of safety for any new ingredients that we may want to market, may determine that a particular product or product’s ingredient present an unacceptable health risk, may determine that a particular statement of nutritional support that we want to use is an unacceptable drug claim or an unauthorized version of a food "health claim," may determine that a particular product is an unapproved new drug, or the FDA or the FTC may determine that particular claims are not adequately supported by available scientific evidence. Such a determination would prevent us from marketing particular products or using certain statements of nutritional support on our potential products. One of the key areas of our development focus is the specialty supplements category, which includes products that are directed at particular nutritional concerns. The FDA may not agree with China Health’s statements of nutritional support as to a particular specialty supplement or permit China Health to promote its specialty supplements directed at particular nutritional concerns. China Health also may be unable to disseminate third-party literature in connection with its potential products if the third-party literature fails to satisfy certain requirements. In addition, the FDA could require China Health to remove a particular product from the market. Any future recall or removal would result in additional costs to us, including lost revenues from any potential products that China Health is required to remove from the market, any of which could be material. Any such product recalls or removals could lead to liability, substantial costs and reduced growth prospects.

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

Our principal assets and management are located outside the United States, which could make it difficult to enforce laws or judgments against us.

Because our principal assets are located outside of the U.S. and all of our directors and officers reside outside of the U.S., it may be difficult for investors to enforce their rights based on U.S. federal securities laws against us and our officers and directors in the U.S. or to enforce a U.S. court judgment against us or them in the People’s Republic of China.

All of our directors and officers reside outside of the U.S. In addition, China Power, Inc. and China Minerals Holdings, Inc., our subsidaries (Nevada Corporations), which have alternative energy projects and mining projects in China, and are located in the People’s Republic of China and substantially all of their assets are located outside of the U.S. It may therefore be difficult or impossible for investors in the U.S. to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the U.S. or the People’s Republic of China and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in the People’s Republic of China courts. Further, it is unclear if extradition treaties now in effect between the U.S. and the People’s Republic of China would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. federal securities laws or otherwise.

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

The majority of our outstanding shares are controlled by our Chief Executive Officer and Chairman.

Our Chief Executive Officer and Chairman, Julianna Lu, beneficially owns the majority of our outstanding shares of common stock and all of our outstanding shares or preferred stock. Accordingly, Ms. Lu controls the voting of our stock and has the ability to control the approval of most corporate actions, including increasing our authorized capital stock and the dissolution, merger or sale of our assets or business. Other stockholders will have limited or no ability to influence the outcome of stockholder votes on these or other matters.

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

ITEM 3.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Inherent Limitations on Effectiveness of Controls. Our management, including our principal executive and financial officer, does not expect that our disclosure controls and procedures or our internal control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the quarter during the year ended March 31, 2008, the Company issued 4,660,000 shares of common stock for services rendered at an aggregate market value of $0.029 per share for a total value of $136,000.

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2008.

ITEM 5.  OTHER INFORMATION
On February 22, 2008 we amended our Certificate of Incorporation to increase the number of authorized shares of common stock from 300,000,000 to 2,000,000,000.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.01
Articles of Incorporation of the AE&E Pharma Corporation (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004).

3.02
Certificate of Amendment to Articles of Incorporation, changing name to China Health Holding, Inc. (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004).

3.03
Certificate of Amendment to Articles of Incorporation increasing the Company’s authorized shares of common stock (Incorporated by reference to the Company’s 10-QSB filed with the Securities and Exchange Commission on May 12, 2005).

3.04	Bylaws (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004).

3.05
Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Nevada on February 21, 2006. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2006).

3.06	Amendment to Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Nevada on June 19, 2006.

3.07
Certificate of Amendment to Articles of Incorporation increasing the Company’s authorized shares of common stock to 2,000,000,000, filed with the State of Nevada on February 22, 2008. (filed herewith).

31.1	Certification of Chief Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HOLDINGS, INC.

Date: May 20, 2008	By:	/s/ Julianna Lu
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit Number	Description
3.01
Articles of Incorporation of the AE&E Pharma Corporation (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004).

3.02
Certificate of Amendment to Articles of Incorporation, changing name to China Health Holding, Inc. (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004).

3.03
Certificate of Amendment to Articles of Incorporation increasing the Company’s authorized shares of common stock (Incorporated by reference to the Company’s 10-QSB filed with the Securities and Exchange Commission on May 12, 2005).

3.04	Bylaws (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-119034), filed with the Securities and Exchange Commission on September 16, 2004).

3.05
Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Nevada on February 21, 2006. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2006).

3.06	Amendment to Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Nevada on June 19, 2006.

3.07
Certificate of Amendment to Articles of Incorporation increasing the Company’s authorized shares of common stock to 2,000,000,000, filed with the State of Nevada on February 22, 2008. (filed herewith).

31.1	Certification of Chief Executive and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.