Form 10QSB
period 2008-06-30
China Holdings, Inc.
filed 2008-08-15
CIK 1302331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
Issuer’s telephone Number: 86-10-6586-4790

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of July 30 , 2008, the issuer had a total of 185,882,060 outstanding shares of Common Stock and 1,250,000 shares of Series “A” Preferred Stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CHINA HOLDINGS, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED JUNE 30, 2008

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATIONPAGE

		Page Numbers
P PART I - FINANCIAL INFORMATION

It Item 1.	C Condensed Financial Statements
	C Condensed Balance Sheets	F-1
	Condensed Statements of Operations	F-2
	Condensed Statements of Cash Flows	F-3
	N Notes to Condensed Financial Statements	F-4 to F-7
It Item 2.	MManagement Discussion & Analysis of Financial Condition and Results of Operations	2
It Item 3.	Controls and Procedures	34

P PART II - OTHER INFORMATION

It Item 1.	Legal Proceedings	36
It Item 1A	Risk Factors
It Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
It Item 3.	Defaults Upon Senior Securities	36
It Item 4.	Submission of Matters to a Vote of Security Holders	36
It Item 5	Other information	36
Ite Item 6.	Exhibits	37

CERTIFICATIONS

	Exhibit 31 - Management certification
	Exhibit 32 - Sarbanes-Oxley Act

CHINA HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	F-1

Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 (unaudited)
and the period from April 3, 2002 (inception of the development stage) to June 30, 2008 (unaudited)	F-2

Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited)
and the period from April 3, 2002 (inception of the development stage) to June 30, 2008 (unaudited)	F-3

Notes to Consolidated Financial Statements	F-4 to F-7

CHINA HOLDINGS INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$4,495	$9,958
Prepaid expenses and other current assets	21,066	6,723
Total current assets	25,561	16,681

Property and equipment, net	9,878	11,622
Intangible assets	3	3

TOTAL ASSETS	$35,442	$28,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$47,110	$72,110
Due to shareholders	1,729,119	1,271,932
Total current liabilities	1,776,229	1,344,042

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized,
1,250,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	1,250	1,250
Common stock, $0.001 par value, 2,000,000,000 shares authorized
185,882,060 and 180,607,060 shares issued and outstanding at June 30, 2008 and December 31, 2007	185,882	180,607
Additional paid-in capital	16,388,276	15,363,037
Deficit accumulated during the development stage	(18,253,014)	(16,797,449)
Accumulated other comprehensive loss	(63,181)	(63,181)
Total Stockholders’ Deficit	(1,740,787)	(1,315,736)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$35,442	$28,306

See Notes to Consolidated Financial Statements.

CHINA HOLDINGS INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30 2008	Three Months Ended June 30 2007	Six Months Ended June 30 2008	Six Months Ended June 30 2007	Cumulative results of operations from April 3, 2002 (Inception) to June 30, 2008
	unaudited	audited	unaudited	audited	unaudited

Sales	$-	$-	$-	$-	$8,976
Cost of goods sold	-	-	-	-	245

Gross profit	-	-	-	-	8,731

Expenses:
Advertising and promotion	8,243	18,640	19,261	18,640	186,591
Amortization of intangible assets	-	-	-	-	7,125
Consulting fees	11,253	133,984	42,353	1,085,676	4,195,653
Stock issued for failed acquisition	-	-	-	-	1,415,000
Depreciation	890	1,509	1,744	2,247	14,360
Interest and bank charges	40,957	23,408	76,442	348,260	366,841
Investor relations	39,911	(238,393)	173,098	(196,403)	466,771
Management fees	123,450	181,191	263,080	299,385	3,627,712
Office	2,791	3,571	6,524	10,443	107,473
Professional fees	19,604	66,139	37,129	84,724	1,082,993
Rent	6,306	9,269	10,646	18,041	113,852
Research and development	-	-	-	-	1,743,593
Stock based compensation	817,597	180,423	817,597	1,978,256	4,794,919
Travel	917	492	4,650	8,851	57,362
Vehicle		2,346		5,257	31,049
Total expenses	1,071,919	382,579	1,452,524	3,663,377	18,211,294

Net loss from operations	(1,071,919)	(382,579)	(1,452,524)	(3,663,377)	(18,202,563)

Other income (expenses)
Foreign exchange gain or loss	-	4,274	(3,041)	5,829	36,000
Impairment loss-licensing rights	-	0	-	0	(182,874)
Debt forgiveness income	-	16,728	-	16,728	96,423
Total other income (expenses)	-	21,002	(3,041)	22,557	(50,451)

Net loss	$(1,071,919)	$(361,577)	$(1,455,565)	$(3,640,820)	$(18,253,014)

Basic net loss per share	$(0.01)	$0.03	$(0.01)	(0.03)

Weighted average number of common
basic and diluted shares outstanding	185,612,829	116,584,377	184,753,901	108,767,878

The components of other comprehensive loss
Net loss	$(1,071,919)	$(361,577)	$(1,455,565)	(3,640,820)
Foreign currency translation adjustment	0	0	0	(3,262)

Comprehensive loss	$(1,071,919)	$(361,577)	$(1,455,565)	(3,644,082)

See Notes to Consolidated Financial Statements.

CHINA HOLDINGS INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30 2008	Six Months Ended June 30 2007	Cumulative results of operations from April 3, 2002 (Inception) to June 30, 2008
	unaudited	audited	unaudited

OPERATING ACTIVITIES
Net loss	$(1,455,565)	$(3,640,820)	$(18,253,014)
Adjustments to reconcile net loss to cash used	-	-	-
in operating activities:	-	-	-
Accrued interest	-	53,179	181,570
Amortization of intangible assets	-	-	7,125
Amortization of deferred compensation	-	-	153,942
Stock options expense	859,514	-	1,760,302
Depreciation	1,744	2,248	14,360
Impairment loss-licensing rights	-	-	182,874
License rights	-	-	1,359,999
(Gain) loss on settlement of debt and issuance of shares	-	(16,728)	(104,924)
Issuance of shares to settle debt and cover financing	-	-	-
Non cash expenses paid with shares	171,000	968,680	3,374,590
Non cash interest paid with shares	-	-	326,360
Stock-based compensation	-	217,335	3,319,191
Warrant issued for Compensation	-	1,978,256	3,639,142
Stock issued for failed acquisition	-	-	1,415,000
Changes in operating assets and liabilities	-	-	-
Prepaid expenses and other current assets	(14,343)	67,128	130,068
Accounts payable and accrued liabilities	(25,000)	(938)	55,491
Net cash used in operating activities	(462,650)	(371,660)	(2,437,924)

INVESTING ACTIVITIES
Purchase of equipment	-	-	(4,701)
Purchase deposit for acquisition of companies	-	-	(19,536)
Net cash used in investing activities	-	-	(24,237)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	50,000
Net advances from shareholders	457,187	385,184	2,479,836
Net cash provided by financing activities	457,187	385,184	2,529,836

EFFECT OF EXCHANGE RATE CHANGES	-	(7,535)	(63,180)

NET (DECREASE) INCREASE IN CASH	(5,463)	5,989	4,495

CASH, BEGINNING OF PERIOD	9,958	-	-

CASH, END OF PERIOD	$4,495	$5,989	$4,495

Supplemental disclosures of cash flows information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash financing activities:
Settlement of debt in common stock	$-	$-
	$-	$-

See Notes to Consolidated Financial Statements.

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

1.	NATURE OF OPERATIONS

China Holdings Inc. (the "Company") was incorporated in the state of Nevada in the United States of America on April 3, 2002 as AE&E Pharma Corporation. The Company changed its name on May 25, 2004, to China Health Holding, Inc. On May 1, 2007, the Company changed its name to China Holdings, Inc. The Company's common stock trades on the US over-the-counter bulletin board under the symbol "CHHL." On April 18, 2005, our common stock was approved for quotation on the OTC Bulletin Board under the symbol "CHHH."  The Company's web site is www.chinaholding.net.

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

On January 7th, 2008, the Company incorporated its third subsidiary as China Minerals Holdings, Inc., a Nevada corporation.

The Company’s initial business plan was to engage in the manufacturing, marketing and distribution of proprietary natural medicinal products. The Company has since revised its business plan to not only focus on becoming a manufacturing, marketer and distributor of natural medicinal products, and to focus on becoming a diversified global assets holding company. The Company has had nominal revenues since its inception.

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

CONTROL BY PRINCIPAL STOCKHOLDERS

The Chairman /Founder/Chief Executive Officer owns beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the chief executive officer, has the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets or business.

 Basis of presentation

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008. The Company’s financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated annual financial statements contained in the Company’s Annual Report on Form 10-KSB and 10KSB/A for the year ending December 31, 2007 filed on April 18, 2008. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $1,750,669 and an accumulated deficit of $18,253,014 and a stockholders’ deficit of 1,740,787 as of June 30, 2008 and has incurred significant losses since inception. Further losses are anticipated in the development of its intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company will depend almost exclusively on outside capital to complete the development of its intellectual property, completion of its proposed projects and marketing of its products. Such outside capital will include advances from the majority shareholder, proceeds from the sale of the company's common stock or preferred stock and may include borrowing from banks. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to the Company.

The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining bank loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments.

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

Reclassifications

Certain reclassifications to the Company’s balance sheet and income statement have been made in 2007, in order for the 2008 financial statements to conform to the presentation of these financial statements.  These reclassifications did not impact the Company’s total assets, total liabilities, net loss or stockholders deficit for the six months ended June 30, 2008 and 2007, respectively.

2.	INTANGIBLE ASSETS

a)	Asset purchase agreement

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

During the fiscal year 2004, the Company entered into various agreements with Hotway Nutraceuticals Canada Co., Ltd. (“Hotway”), a British Columbia company. The intangible assets acquired from Hotway were written down to $1 during 2004.

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

3.	PROPERTY AND EQUIPMENT

	June 30ô	December 31,
	2008	2007
Computer Equipment	$20,846	$20,846
Furniture & Fixtures	3,392	3,392
Less: accumulated depreciation	(14,360)	(12,616)
	$9,878	$11,622

Depreciation expense amounted to $890 and $1,744 and $1,509 and $2,247 for the three and six months ended June 30, 2008 and 2007, respectively.

4.	DUE TO SHAREHOLDERS

The Company has received advances from two shareholders which bear interest at 10% per annum with no specific repayment terms. The tables below detail transactions during the three months ended June 30, 2008.

The table below details transactions related to the loan payable to the Company's Chairman /Founter/Chief Executive Officer during the six months ended June 30, 2008:

Beginning balance payable, December 31, 2007	$974,448
Accrued management fees	180,000
Accrued interest	59,267
Advances from Chief Executive Officer	141,097
Ending balance payable, June 30, 2008	$1,354,812

The table below details transactions related to the loan payable to the Company's Vice Chairman during the six months ended June 30, 2008:

Beginning balance payable, December 31, 2007	$297,484
Accrued management fees	60,000
Accrued interest	16,823
Advances from Vice Chairman	-
Ending balance payable, June 30, 2008	$374,307

6.	CAPITAL STOCK

The authorized capital of the Company consists of 2,000,000,000 voting common shares with a $0.001 par value and 20,000,000 preferred shares with a $0.001 par value. On March 28, 2005, the Company increased the authorized common shares from 55,000,000 shares to 300,000,000 shares. On February 22, 2008, the Company increased the authorized common shares from 300,000,000 shares to 2,000,000,000 shares.

On February 21, 2006, the Company filed a Certificate of Designation, Powers Preferences and Rights of Series A preferred stock which authorized the Company to issue up to 1,000,000 shares of Series A preferred stock with a par value of $0.001 per share. The Series A preferred stock has a stated value of $0.15 per share and a liquidation preference over the Company’s common stock. Holders of Series A preferred stock are entitled to two votes for each share of Series A preferred stock owned. Each share of Series A preferred stock is convertible, at the option of the holder, into two shares of common stock, commencing two years after the date of issuance, provided the market price of the common stock is not below $1.00 per share. Additionally, if prior to two years from the date of issue, there is a sale or other disposition of all or substantially all of the Company’s assets, a transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of, or upon a consolidation, merger or other business combination where the Company is not the survivor, then immediately prior to such event each holder of Series A preferred stock may convert any or all of such holder's shares of Series A preferred stock into common stock. On September 16, 2006 the Company approved an increase in the number of authorized Series A Preferred stock to 2,500,000.

Quarter Ended June 30, 2008

ཉ
On April 28, 2008 the Company issued 875,000 shares of common stock , for compensation to Michael BayBak/National Media Association to provide the company with investor relations services rendered at an aggregate market value of $ 0.04 per share for a total value of $35,000.

7.	STOCK OPTIONS AND STOCK WARRANTS

The Company did not grant any warrants during the six months ended June 30, 2008.

Options: During the three months ended June 30, 2008: the Company granted stock options to various consultants and management, to purchase an aggregate of 34,000,000 shares of the Company’s common stock at an weighted average exercise price of $0.08 rendered. These stock options were valued at aggregate of $817,597 using a Black-Scholes model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 284%; risk-free interest rate of 4.85%; an expected life of 8 years; stock trading price of $0.028 on the date of grant. All of these stock options were vested immediately upon grant, and accordingly were expensed immediately for a total expense of $817,597.

The following table summarizes all stock warrants and stock options granted, exercised and expired in the six months ended June 30, 2008:

	Stock Warrants		Stock Options
	Shares underlying warrants	Weighted average Exercise Price	Shares underlying Options	Weighted average Exercise Price

Outstanding as of December 31, 2007	74,650,000	$0.19	10,351,422	$0.16

Granted			34,000,000	0.08

Exercised			-	-

Expired or cancelled	(3,000,000)	0.15	(3,500,000)	0.05

Outstanding as of June 30, 2008	71,650,000	$0.19	40,851,422	$0.10

8.	RELATED PARTY TRANSACTIONS

The Company has entered into the following related party transactions for the six months ended as June 30, 2008.

a)	Recorded management fees for the Chief Executive Officer and Vice Chairman for the three months ended June 30, 2008 and 2007 of $120,000 and $81,000 respectively.

b)
Julianna Lu/The Chairman/Founder/Chief Executive Officer, routinely advanced funds which totaled $141,097 during the six months ended June 30, 2008. These advances are unsecured and repayment terms are unscheduled. The Company accrues interest at 10% per annum on the advances.

9.	COMMITMENTS AND EMPLOYMENT AGREEMENTS/CONSULTANTS

Pursuant to various management and consulting contracts the Company has committed to pay (i) a monthly management fee of $30,000 to the Chairman/Chief Executive Officer/ Chief Financial Officer/ Chief Operation Officer on January 1, 2008 (ii) a monthly management fee of $10,000 to the Vice Chairman/President. The management fees have not been paid by the Company and are included in shareholder loans on the balance sheet. Payment terms are unscheduled.

10.	ACQUISITIONS

As of December 31, 2007 and through June 30, 2008, the Company has considered and negotiated numerous acquisition agreements, and business cooperation agreements, with many business entities and governmental entities in the People's Republic of China. As of December 31, 2007 and through June 30, 2008, the Company has not completed and finalized any of these acquisition and business cooperation agreements. The management of the Company believes that they do not have any liability with regards to these acquisition and business cooperation agreements unless they are completed and finalized. In addition, to the extent that the acquisition and business cooperation agreements require cash for them to be consummated, or commenced upon, the Company may not have adequate cash and/or financing resources, and the Company may not have the ability to obtain adequate cash and/or financing resources.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Background

We are a development stage company, founded by our Chairman/Founder and Chief Executive Officer, Julianna Lu, in 2002 with the goal of becoming a leading manufacturer, marketer and distributor in the global natural medical and pharmaceutical industry. On April 3, 2002, we were incorporated under the laws of the State of Nevada under the name A E&E Pharma Corporation and changed our name on May 25, 2004, to China Health Holding, Inc. On May 1, 2007, we changed our name to China Holdings, Inc. Effective May 11, 2007, our stock has traded under the symbol CHHL on the OTC Bulletin Board. The Company maintains a website at www.chinaholding.net. However, information found on the Company’s website is not incorporated by reference into this report. We have had nominal revenues since our inception.

We have three wholly-owned subsidiaries: (i) China Power, Inc. (ii)China Minerals Holdings Inc. and (iii) China Health Holdings, Inc.

On May 1, 2007, our wholly owned subsidiary, China Health World Pharmaceutical Corporation, amended its Articles of Incorporation to change its name to China Health Holdings, Inc.

On May 9, 2007, our wholly owned subsidiary China Health World Trade Corporation amended its Articles of Incorporation to change its name to China Power, Inc. On January 7, 2008, the Company incorporated its 3rd subsidiary, China Minerals Holdings, Inc. under Nevada State Laws.

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

RECENT DEVELOPMENTS

The Company, via its wholly owned subsidiary China Power,  has entered a total of  five (5) development, investment and construction agreements with the local China Government in Hebei, Hunan, AnHui and Inner Mongolia Provinces, PR China to develop, invest and construct a total of  five (5) biomass energy power generation plants/projects with a total potential power capacity for 50MW x 5 = 250 MW in pipeline. The development and construction of the facilities will require approximately $78,000,000 for each 50MW biomass plant/project. The development and construction of the facilities are subject to the Company completing certain due diligence requirements and obtaining financing from third parties. In addition to the foregoing, according to the China Central Government’s current alternative energy laws related to Biomass Energy Projects, under the All Construction Agreements, guaranteed (i) the financing for up to 65% of the 580 million Yuan China Power has committed to the development of all the power plants through local banks at a preferred interest rate, (ii) that 100% of the power generated by the Biomass Energy plants shall be purchased by the China State Grid at a purchase price of between 0.60 and 0.65 Yuan, or approximately $0.09 and $0.08, per kilowatt, (iii) All Biomass Energy Power Generation Plant/project (50MW) has designated with a total potential of 400 million KW/hr power generation capacity approximately annually, (iv) China Power’s rights under the Construction Agreements are all exclusive. The construction of the plant is estimated to take approximately two to three years.

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

China Power completed the Fuel Analysis on TaiHu Biomass Energy Power/Plant ( 50MW).
China Power has completed THE FEASIBILITIES STUDY TaiHu Biomass Energy Power/Plant ( 50MW).

China Power has also completed THE FEASIBILITIES STUDY on TaiHu Biomass Energy Power/Plant ( 50MW) as legally approved,contracted and conducted by CHINA ELECTRIC DESIGN AND RESEARCH INSTITUTION, the PRC licensed AAA+ power engneering firm.

The Comnpany is working on “EPC” - engineering, procurement and construction expertise /contracts now with China -State National AAA+ Engineering Firm to construct and build The Company’s TaiHu Biomass Energy Power/Plant ( 50MW) on a turnkey basis/solution, and with upset price guarantees and fixed construction completion timetables.

The Company is also finalizing for the long-term contract with China State-Grid for Electricity Power Sales Contracts with China-State Alternative Energy Policies Gurrantee for Biomass Energy for 100% Power Purchase by State-Grid and Gurrantee for Prices Selling at 0.61 -0.65/KWh.

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

China Power completed the Fuel Analysis Report on Ongniute Biomass Energy Power/Plant ( 50MW)。

CHINA ELECTRIC DESIGN AND RESEARCH INSTITUTION is working on FEASIBILITIES STUDY on Ongniute Biomass Energy Power/Plant ( 50MW)ò The Comnpany is working on “EPC” - engineering, procurement and construction expertise /contracts now with China -State National AAA+ Engineering Firm to construct and build The Company’s Ontniute Biomass Energy Power/Plant ( 50MW) on a turnkey basis/solution, and with upset price guarantees and fixed construction completion timetables.

The Company is also finalizing for the long-term contract with China State-Grid for Electricity Power Sales Contracts with China-State Alternative Energy Policies Gurrantee for Biomass Energy for 100% Power Purchase by State-Grid and Gurrantee for Prices Selling at 0.61 -0.65/KWh.

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

The acquisition is subject to the Company completing certain due diligence requirements and obtaining financing from third parties. As of June 30 2008, the transaction has not closed. Management has not determined if it can complete this transaction. Management believes that they have no liabilities with regards to this transaction if the acquisition can not be completed.

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

The acquisition is subject to the Company completing certain duel diligence requirements and obtaining financing from third parties. As of June 30 2008, the transaction has not closed. Management has not determined if it can complete this transaction. Management believes that they have no liabilities with regards to this transaction if the acquisition can not be completed.

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

We had a net loss of $1,071,919 for the three months ended June 30, 2008 as compared to a net loss of $361,577 for the three months ended June 30, 2007. The increase in net loss for the three months ended June 30, 2008 was the result of increased stockbased compensation, from $180,423 for the three months ended June 30, 2007 as compared to $817,597 for the three months ended June 30, 2008. and increased Investor Relations from $(238,393) for the three months ended June 30, 2007 as compared to $39,911 in the comparable period in 2008, and increased Interest and bank charges from $23,408 for the three months ended June 30, 2007 as compared to $40,957 in the comparable period in 2008

Other Income (Expenses) was $0 for the three months ended June 30, 2008 as compared to $21,002 for the three months ended June 30, 2007. The decrease is attributed to foreign exchange gain or loss of $0 for the three months ended June 30, 2008 compared to $4,274 for the three months ended June 30, 2007 and decreased Gain (loss) on settlement of debts and issuance of shares of $0 for the three months ended June 30, 2008 compared to $16,728 for the three months ended June 30, 2007.

The company intends on keeping it's expenses low as it seeks out it's acquisition targets. The company will likely use stock as a means of compensationn for certain expenses such as consulting, investor relations and other services management has determined it has to incur.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had cash of $4,495. Our current liabilities as of June 30, 2008 aggregated $1,776,230. As of June 30, 2008, we had a working capital deficiency of $1,750,669 and an accumulated deficit of $18,253,014. To date, our operations have been funded through advances from our Chief Executive Officer, Julianna Lu, and our Vice Chairman, XiaoFei Yu, and through issuances of shares of our common stock.

As of June 30, 2008, Julianna Lu/The Chairman/Founder/Chief Executive Officer and Xiaofei Yu/Vice Chairman routinely advanced funds as loans to the Company for a total of $1,354,812, and $374,307 respectively. These funds /loans are unsecured and so not have a due date of return. The Company accrues interest at 10% per annum on all these advances.

As of June 30, 2007, Julianna Lu/CEO/Chairman/CFO has loaned a total of $753,799, to the Companyôand XiaoFei Yu/Vice Chairman, has loaned a total of $238,852 to the Company. These amounts increased as the result of  Ms. Lu's and Mr. Yu's cash loans to the company as well as accrued compensation and interest charged on the loans. There are no formal agreements for when repayment of the loans must be made. The loans accrue interest at the rate of 10% per annum.

The company intends on keeping it's expenses low as it seeks out it's acquisition targets. The company will likely use stock and stocks options as a means of compensation for certain expenses such as consulting, investor relations and other services management has determined it has to incur.

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

The Company has a working capital deficiency of $1,750,669 (and an accumulated deficit of $18,253,014 and a stockholders’ deficit of $1,740,787 as of June 30,2008 . With our current resources, such as shareholder loans, we expect to be able to satisfy our cash requirements through June 30, 2009.There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose the entire amount of their investment.

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

ཉ	the diversion of management time and resources and the potential disruption of our ongoing business;

ཉ	difficulties in maintaining uniform standards, controls, procedures and policies;

ཉ	potential unknown liabilities associated with acquired businesses;

ཉ	the difficulty of retaining key alliances on attractive terms with partners and suppliers; and

ཉ	the difficulty of retaining and recruiting key personnel and maintaining employee morale.

There can be no assurance that our efforts to integrate the operations of any acquired assets or companies will be successful, that we can manage our growth or that the anticipated benefits of these proposed acquisitions will be fully realized.

We are dependent upon our management and our ability to hire key personnel.

The success of our company is largely dependent on the personal efforts of Julianna LuñThe Chairman /Founder/Chief Executive Officer and Xiaofei Yu. Although we have employment agreements with these officers, the loss of the services of either of them would have a material adverse effect on our business and prospects. In addition, in order for us to undertake our operations as contemplated, it will be necessary for us to locate and hire experienced personnel who are bilingual and knowledgeable in the U.S. capital markets, China and generally accepted accounting principles applicable to U.S. companies. Our failure to attract and retain such experienced personnel on acceptable terms will have a material adverse impact on our ability to grow our business.

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

Our acquisition of companies and businesses and expansion of operations involve risks, including the following:

ཉ	the potential inability to identify the companies best suited to our business plan;

ཉ	the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economics of scale or other expected value;

ཉ	the potential need to restructure, modify or terminate customer relationships of the acquired company; and

ཉ	loss of key employees of acquired operations.

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

ཉ	changes in laws,

ཉ	imposition of new regulations or the interpretations of such regulations,

ཉ	confiscatory taxation,

ཉ	restrictions on currency conversion, imports or sources of supplies, or

ཉ	the expropriation or nationalization of private enterprises.

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

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

ཉ	that a broker or dealer approve a person's account for transactions in penny stocks; and

ཉ	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

 In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

ཉ	obtain financial information and investment experience objectives of the person; and

ཉ
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

 The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

ཉ	sets forth the basis on which the broker or dealer made the suitability determination; and

ཉ	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the quarter during the year ended June 30, 2008, the Company issued 875,000 shares of common stock for investors relationship services rendered at an aggregate market value of $0.04 per share for a total value of $35,000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2008.

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

China Holdings, Inc.

Dated: August 14, 2008	By:	/s/ Julianna Lu
Julianna Lu
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit Number	Description
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