Form 10-Q
period 2008-09-30
China Holdings, Inc.
filed 2008-11-10
CIK 1302331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
Yes ☐ No ☒

As of November 10th , 2008, the issuer had a total of 186,600,000 outstanding shares of Common Stock , and 1,250,000 shares of Series “A” Preferred Stock, and 77,173,669 outstanding and issued of Common Stock Option, and 69,900,000 outstanding and issued of Common Stock Warrants.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CHINA HOLDINGS, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATIONPAGE

		Page Numbers
P PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
	Condensed Balance Sheets	F-1
	Condensed Statements of Operations	F-2
	Condensed Statements of Cash Flows	F-3
	Notes to Condensed Financial Statements	F-4 to F-7
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	2
Item 3.	Controls and Procedures	32

P PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5	Other information	33
Item 6.	Exhibits	33

CERTIFICATIONS

	Exhibit 31 - Management certification
	Exhibit 32 - Sarbanes-Oxley Act

CHINA HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	F-1

Consolidated Statements of Operations for the three and six months ended September 30, 2008 and 2007 (unaudited)
and the period from April 3, 2002 (inception of the development stage) to September 30, 2008 (unaudited)	F-2

Consolidated Statements of Cash Flows for the six months ended September 30, 2008 and 2007 (unaudited)
and the period from April 3, 2002 (inception of the development stage) to September 30, 2008 (unaudited)	F-3

Notes to Consolidated Financial Statements	F-4 to F-7

CHINA HOLDINGS INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007

	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$1,525	$9,958
Prepaid expenses and other current assets	26,542	6,723
Total current assets	28,067	16,681

Property and equipment, net	9,007	11,622
Intangible assets	3	3

TOTAL ASSETS	$37,077	$28,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$54,973	$72,110
Due to shareholders	1,905,773	1,271,932
Total current liabilities	1,960,746	1,344,042

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,250,000 shares issued and outstanding at June 30, 2008 and December 31, 2007
	1,250	1,250
Common stock, $0.001 par value, 2,000,000,000 shares authorized 185,882,060 and 180,607,060 shares issued and outstanding at June 30, 2008 and December 31, 2007
	186,600	180,607
Additional paid-in capital	16,804,348	15,363,037
Deficit accumulated during the development stage	(18,852,686)	(16,797,449)
Accumulated other comprehensive loss	(63,181)	(63,181)
Total Stockholders’ Deficit	(1,923,670)	(1,315,736)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$37,077	$28,306

See Notes to Consolidated Financial Statements.

CHINA HOLDINGS INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30 2008	Three Months Ended September 30 2007	Nine Months Ended September 30 2008	Nine Months Ended September 30 2007	Cumulative results of operations from April 3, 2002 (Inception) to September 30, 2008
	unaudited	audited	unaudited	audited	unaudited

Sales	$-	$-	$-	$-	$8,976
Cost of goods sold	-	-	-	-	245

Gross profit	-	-	-	-	8,731

Expenses:
Advertising and promotion	2,258	13,190	21,519	31,830	188,850
Amortization of intangible assets	-	-	-	3	7,125
Consulting fees	17,380	283,503	59,732	1,369,179	4,213,032
Stock issued for failed acquisition	-	-	-	-	1,415,000
Depreciation	872	1,739	2,615	3,986	15,231
Interest and bank charges	45,581	26,442	122,023	374,702	412,422
Investor relations	3,390	31,426	176,488	(164,977)	470,161
Management fees	120,000	267,735	383,079	567,120	3,747,711
Office	1,849	2,845	8,375	13,290	109,324
Professional fees	5,380	35,592	42,509	120,316	1,088,373
Rent	4,758	6,051	15,404	24,092	118,610
Research and development	-	-	-	-	1,743,593
Stock based compensation	398,132	245,360	1,215,729	2,223,616	5,193,051
Travel	72	2,667	4,721	11,518	57,433
Vehicle	-	-	-	5,257	31,049
Total expenses	599,672	916,550	2,052,196	4,579,929	18,810,967

Net loss from operations	(599,672)	(916,550)	(2,052,196)	(4,579,929)	(18,802,236)

Other income (expenses)
Foreign exchange gain or loss	-	-	(3,041)	5,829	36,000
Impairment loss-licensing rights	-	-	-	-	(182,874)
Debt forgiveness income	-	-	-	16,728	96,423
Total other income (expenses)	-	-	(3,041)	22,557	(50,451)

Net loss	$(599,672)	$(916,550)	$(2,055,237)	$(4,557,372)	$(18,852,686)

Basic net loss per share	$(0.00)	$(0.01)	$(0.01)	(0.04)

Weighted average number of common
basic and diluted shares outstanding	181,768,832	128,799,033	181,768,832	128,799,033

The components of other comprehensive loss
Net loss	$(599,672)	$(916,550)	$(2,055,237)	(4,557,372)
Foreign currency translation adjustment	-	-	-	(3,262)

Comprehensive loss	$(599,672)	$(916,550)	$(2,055,237)	(4,560,634)

See Notes to Consolidated Financial Statements.

CHINA HOLDINGS INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30 2008	Nine Months Ended September 30 2007	Cumulative results of operations from April 3, 2002 (Inception) to September 30, 2008
	unaudited	audited	unaudited

OPERATING ACTIVITIES
Net loss	$(2,055,237)	$(4,557,372)	$(18,852,686)
Adjustments to reconcile net loss to cash used	-	-	-
in operating activities:	-	-	-
Accrued interest	-	79,218	181,570
Amortization of intangible assets	-	-	7,125
Amortization of deferred compensation	-	29,482	153,942
Stock options expense	1,268,263	-	2,169,053
Depreciation	2,615	3,986	15,231
Impairment loss-licensing rights	-	-	182,874
License rights	-	-	1,359,999
(Gain) loss on settlement of debt and issuance of shares	-	(16,728)	(104,924)
Issuance of shares to settle debt and cover financing	-	-	-
Non cash expenses paid with shares	179,041	1,325,580	3,382,631
Non cash interest paid with shares	-	-	326,360
Stock-based compensation	-	462,695	3,319,191
Warrant issued for Compensation	-	2,066,279	3,639,142
Stock issued for failed acquisition	-	-	1,415,000
Changes in operating assets and liabilities	-	-	-
Prepaid expenses and other current assets	(19,820)	88,874	124,591
Accounts payable and accrued liabilities	(17,137)	(938)	63,353
Net cash used in operating activities	(642,274)	(518,924)	(2,617,549)

INVESTING ACTIVITIES
Purchase of equipment	-	-	(4,701)
Purchase deposit for acquisition of companies	-	-	(19,536)
Net cash used in investing activities	-	-	(24,237)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	50,000
Net advances from shareholders	633,842	527,023	2,656,491
Net cash provided by financing activities	633,842	527,023	2,706,491

EFFECT OF EXCHANGE RATE CHANGES	-	(3,262)	(63,180)

NET (DECREASE) INCREASE IN CASH	(8,433)	4,837	1,525

CASH, BEGINNING OF PERIOD	9,958	-	-

CASH, END OF PERIOD	$1,525	$4,837	$1,525

Supplemental disclosures of cash flows information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash financing activities:
Settlement of debt in common stock	$-	$-
	$-	$-

See Notes to Consolidated Financial Statements.

CHINA HOLDINGS INC.
(a development stage company)
NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

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

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $1,932,679n accumulated deficit of $18,852,686 and a stockholders’ deficit of $1,923,670 as September 30, 2008 and has incurred significant losses since inception. Further losses are anticipated in the development of its intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

3.	PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2008	2007
Computer Equipment	$20,846	$20,846
Furniture & Fixtures	3,392	3,392
Less: accumulated depreciation	(15,231)	(12,616
	$9,007	$11,622

Depreciation expense amounted to $872 and $2,615 and $1,739 and $3,986 for the three and nine months ended September 30, 2008 and 2007, respectively.

4.	DUE TO SHAREHOLDERS

The Company has received advances from two shareholders which bear interest at 10% per annum with no specific repayment terms. The tables below detail transactions during the nine months ended September 30, 2008.

The table below details transactions related to the loan payable to the Company's Chairman /Founter/Chief Executive Officer during the nine months ended September 30, 2008:

Beginning balance payable, December 31, 2007	$974,448
Accrued management fees	270,000
Accrued interest	94,790
Advances from Chief Executive Officer	152,371
Ending balance payable, September 30, 2008	$1,491,609

The table below details transactions related to the loan payable to the Company's Vice Chairman/Director during the nine months ended September 30, 2008:

Beginning balance payable, December 31, 2007	$297,484
Accrued management fees	90,000
Accrued interest	26,680
Advances from Vice Chairman	-
Ending balance payable, September 30, 2008	$414,164

6.	CAPITAL STOCK

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

As of September 30, 2008, the Company had a total of 186,600,000 outstanding shares of Common Stock , and 1,250,000 shares of Series “A” Preferred Stock, and 77,173,669 outstanding and issued of Common Stock Option, and 69,900,000 outstanding and issued of Common Stock Warrants.

Quarter Ended September 30, 2008

•
During the quarter during the year ended September 30, 2008, the Company issued 717,940 shares of common stock for the company’s office rent rendered at an aggregate market value of $0.0112 per share for a total value of $8,041.

7.	STOCK OPTIONS AND STOCK WARRANTS

The Company did not grant any warrants during the six months ended September 30, 2008.

Options: During the three months ended September 30, 2008: the Company granted stock options to various consultants and management, to purchase an aggregate of 36,322,247  shares of the Company’s common stock at an weighted average exercise price of $0.03 rendered. These stock options were valued at aggregate of $$398,132  using a Black-Scholes model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 284%; risk-free interest rate of 4.85%; an expected life of 8 years; stock trading price of $0.0112  on the date of grant. All of these stock options were vested immediately upon grant, and accordingly were expensed immediately for a total expense of $398,132.

The following table summarizes all stock warrants and stock options granted, exercised and expired in the nine months ended September 30, 2008:

	Stock Warrants		Stock Options
	Shares underlying warrants	Weighted average Exercise Price	Shares underlying Options	Weighted average Exercise Price

Outstanding as of December 31, 2007	74,650,000	$0.19	10,351,422	$0.16

Granted			70,322,247	0.06

Exercised			-	-

Expired or cancelled	(4,750,000)	$0.17	(3,500,000)	$0.05

Outstanding as of September 30, 2008	69,900,000	$0.19	77,173,669	$0.07

8.	RELATED PARTY TRANSACTIONS

The Company has entered into the following related party transactions for the six months ended as September 30, 2008.

a)	Recorded management fees for the Chief Executive Officer and Chairman for the three months ended September 30, 2008 and 2007 of $120,000 and $81,000 respectively.

b)
Julianna Lu/The Chairman/Founder/Chief Executive Officer, routinely advanced funds which totaled $152,371 during the six months ended September 30, 2008. These advances are unsecured and repayment terms are unscheduled. The Company accrues interest at 10% per annum on the advances.

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

As of December 31, 2007 and through September 30, 2008, the Company has considered and negotiated numerous acquisition agreements, and business cooperation agreements, with many business entities and governmental entities in the People's Republic of China. As of December 31, 2007 and through September 30, 2008, the Company has not completed and finalized any of these acquisition and business cooperation agreements. The management of the Company believes that they do not have any liability with regards to these acquisition and business cooperation agreements unless they are completed and finalized. In addition, to the extent that the acquisition and business cooperation agreements require cash for them to be consummated, or commenced upon, the Company may not have adequate cash and/or financing resources, and the Company may not have the ability to obtain adequate cash and/or financing resources.

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

THE INNER MONGOLIA 2ND ONTINUTE WIND ENERGY POWER PLANTS/PROJECTS ( 298.8 - 996 Mega Watts)

On September 16, 2008, China Power, Inc., China Holdings, Inc.’s controlled subsidiary (“China Power”), entered into a 2nd agreement of a Four (4) Years Development and Construction Agreement (the “Construction Agreement”) with Ontniute Government (“Ontniute”), Inner Mongolia, People’s Republic of China, pursuant to which China Power was granted the exclusive right to develop and construct  THE INNER MONGOLIA 2nd ONTINUTE WIND ENERGY POWER PLANTS/PROJECTS with power capacity of 298.8 megawatt ( 6 x 49.8 megawatt), and a potential up to 996 megawatt ( 20 x 49.8 MW) wind energy power capacity . Specifically, under the Construction Agreement, Ontniute has agreed to provide China Power with :1). Exclusive and First Refusal Rights with non-competition and non-solicit terms, 2). The land rights for up to a 2nd of 200 square KM (Kilo meters) of land in a 2nd defined areas , to develop THE INNER MONGOLIA 2nd ONTINUTE WIND ENERGY POWER PLANTS/PROJECTS with power capacity of 298.8 megawatt ( 6 x 49.8 megawatt), and a potential up to 996 megawatt ( 20 x 49.8MW) wind energy power capacity . Conversely, China Power has committed to invest up to 2700 million Yuan ( with 35% in cash equity investment and 65% bank loans) towards the development and construction of the power plants.

In addition to the foregoing, according to the China Central Government’s currently alternative energy laws related to Wind Energy Projects, under the Construction Agreement, Chinese Government has guaranteed (i) the financing for up to 65% of the total 2700 million Yuan through a local bank at a preferred interest rate to China Power committed to the development of the power plants, ii) that 100% of the electricity power generated by the Wind Energy plants shall be purchased by the China State Grid at a purchase price of between 0.50 and 0.55 Yuan, per kilowatt, (iii) THE INNER MONGOLIA 2nd ONTINUTE WIND ENERGY POWER PLANTS/PROJECTS have the designated 298.8 megawatt ( 6 x 49.8 MW) wind energy power capacity, and a potential up to 996 megawatt ( 20 x 49.8 MW) wind energy power capacity (iv) China Power’s rights under the Construction Agreement are exclusive.

The Construction Agreement also provides that Ontinute  shall be responsible for securing all necessary government approvals and ensuring the supply of all required utilities, such as electricity, water, communications and roadways, and China Power shall be responsible for obtaining all required financing for the plants and operating the plants with the most advanced technology available. The development and construction of the plants are estimated to take approximately three (3) years.

Additionally, China Holdings, Inc. and its controlled subsidiary : China Power, Inc. have doubled the commitments for further development, construction and contributions to The Clean Energy Power Plants/Industry in China, or/and worldwide , include Wind Energy, Biomass Clean Energy and Hydropower Plants. The Company will speed up its substantial corporate financings development, and partnerships with global private equity funds, and structure investments to optimize returns of the Company’s global investors, stockholders and investments. The company has increased its commitment to develop and maximize all the stockholders’ value on a long-terms basis.

THE INNER MONGOLIA 1ST ONTINUTE WIND ENERGY POWER PLANTS/PROJECTS ( 298.8 - 996 Mega Watts)

On September 3, 2008, China Power, Inc., China Holdings, Inc.’s controlled subsidiary (“China Power”), entered into a Three (3) Years Development and Construction Agreement (the “Construction Agreement”) with Ontniute Government (“Ontniute”), Inner Mongolia, People’s Republic of China, pursuant to which China Power was granted the exclusive right to develop and construct  THE INNER MONGOLIA ONTINUTE WIND ENERGY POWER PLANTS/PROJECTS with power capacity of 298.8 megawatt ( 6 x 49.8 megawatt), and a potential up to 996 megawatt ( 20 x 49.8MW) wind energy power capacity . Specifically, under the Construction Agreement, Ontniute has agreed to provide China Power with :1). Exclusive and First Refusal Rights with non-competition and non-solicit terms, 2). The land rights for up to 200 square KM (Kilo meters) of land, to develop THE INNER MONGOLIA ONTINUTE WIND ENERGY POWER PLANTS/PROJECTS with power capacity of 298.8 megawatt ( 6 x 49.8 megawatt), and a potential up to 996 megawatt ( 20 x 49.8MW) wind energy power capacity . Conversely, China Power has committed to invest up to 2700 million Yuan ( with 35% in cash equity investment and 65% bank loans) towards the development and construction of the power plants.

In addition to the foregoing, according to the China Central Government’s currently alternative energy laws related to Wind Energy Projects, under the Construction Agreement, Chinese Government has guaranteed (i) the financing for up to 65% of the total 2700 million Yuan through a local bank at a preferred interest rate to China Power committed to the development of the power plants, ii) that 100% of the electricity power generated by the Wind Energy plants shall be purchased by the China State Grid at a purchase price of between 0.50 and 0.55 Yuan, per kilowatt, (iii) THE INNER MONGOLIA ONTINUTE WIND ENERGY POWER PLANTS/PROJECTS have the designated 298.8 megawatt ( 6 x 49.8 MW) wind energy power capacity, and a potential up to 996 megawatt ( 20 x 49.8 MW) wind energy power capacity (iv) China Power’s rights under the Construction Agreement are exclusive.
The Construction Agreement also provides that Ontinute  shall be responsible for securing all necessary government approvals and ensuring the supply of all required utilities, such as electricity, water, communications and roadways, and China Power shall be responsible for obtaining all required financing for the plants and operating the plants with the most advanced technology available. The development and construction of the plants are estimated to take approximately three (3) years.

Additionally, China Holdings, Inc. and its controlled subsidiary : China Power, Inc. have doubled the commitments for further development, construction and contributions to The Clean Energy Power Plants/Industry in China, or/and worldwide , include Wind Energy, Biomass Clean Energy and Hydropower Plants. The Company will speed up its substantial corporate financings development, and partnerships with global private equity funds, and structure investments to optimize returns of the Company’s global investors, stockholders and investments. The company has increased its commitment to develop and maximize all the stockholders’ value on a long-terms basis.

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

RESULTS OF OPERATIONS

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

We had a net loss of $599,672 for the three months ended September 30, 2008 as compared to a net loss of $916,550 for the three months ended September 30, 2007. The decrease in net loss for the three months ended September 30, 2008 was the result of decreased consulting fees, from $283,503for the three months ended September 30, 2007 as compared to $17,380 for the three months ended September 30, 2008. and decreased Investor Relations from $31,426 for the three months ended September 30, 2007 as compared to $3,390 in the comparable period in 2008, and decreased management fees from $267,735 for the three months ended September 30, 2007 as compared to $120,000 in the comparable period in 2008

Other Income (Expenses) was $0 for the three months ended September 30, 2008 as compared to $0 for the three months ended September 30, 2007.

The company intends on keeping it's expenses low as it seeks out it's acquisition targets. The company will likely use stock as a means of compensation for certain expenses such as consulting, investor relations and other services management has determined it has to incur.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had cash of $1,525. Our current liabilities as of September 30, 2008 aggregated $1,960,746. As of September 30, 2008, we had a working capital deficiency of 1,932,679and an accumulated deficit of $18,852,686. To date, our operations have been funded through loans advanced from our Chief Executive Officer, Julianna Lu, and our Vice Chairman, XiaoFei Yu, and through issuances of shares of our common stock.

As of September 30, 2008, Julianna Lu/The Chairman/Founder/Chief Executive Officer and Xiaofei Yu/Vice Chairman routinely advanced funds as loans to the Company for a total of $1,491,609, and $414,164 respectively. These funds /loans are unsecured and so not have a due date of return. The Company accrues interest at 10% per annum on all these advances.

As of September 30, 2007, Julianna Lu/CEO/Chairman/CFO has loaned a total of $894,121, to the Companyôand XiaoFei Yu/Vice Chairman, has loaned a total of $266,390 to the Company. These amounts increased as the result of  Ms. Lu's and Mr. Yu's cash loans to the company as well as accrued compensation and interest charged on the loans. There are no formal agreements for when repayment of the loans must be made. The loans accrue interest at the rate of 10% per annum

The company intends on keeping it's expenses low as it seeks out it's acquisition targets. The company will likely use stock and stocks options as a means of compensation for certain expenses such as consulting, investor relations and other services management has determined it has to incur.

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

We suggest that our significant accounting policies, as described in our Form 10-KSB/ Form 10-KSB/A filed for the year ended December 31, 2007 on April 18, 2008, be read in conjunction with this Management's discussion and Analysis of Financial Condition and Results of Operations.

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

The Company has a working capital deficiency of $1,932,679n accumulated deficit of $18,852,686 and a stockholders’ deficit of $1,923,670 as of September 30, 2008 and has incurred significant losses since inception. With our current resources, such as shareholder loans, we expect to be able to satisfy our cash requirements through June 30, 2009.There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose the entire amount of their investment.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the quarter during the year ended September 30, 2008, the Company issued 717,940 shares of common stock for the company’s office rent rendered at an aggregate market value of $0.0112 per share for a total value of $8,041.
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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2008.

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

China Holdings, Inc.

Dated: November 10, 2008	By:	/s/ Julianna Lu
Julianna Lu
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit Number	Description
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