Form 10-K
period 2008-12-31
China Holdings, Inc.
filed 2009-03-31
CIK 1302331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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
Issuer’s telephone Number: 86-10-6280-9561

Mailing Address
Suite #601 – 110 Dai-Hou-Bei-Li, Hai-Dian-District, Beijing, PR China 100091
Issuer’s telephone Number: 86-10-6280-9561

China Health Holding, Inc.
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $0

The aggregate market value of the issued and outstanding common stock held by non-affiliates of China Holdings, Inc. based upon the closing price of the Common Stock as quoted on the Over the Counter Bulleting Board (OTCBB) on March 30, 2009, was approximately $1,000,000.

As of  December31, 2008, China Holdings, Inc. had a total  333,673,669 fully diluted common stocks/options/warrants outstanding, which combined with a total of 186,600,000 outstanding shares of Common Stock , and 1,250,000 shares of Series “A” Preferred Stock, and 77,173,669 outstanding and issued of Common Stock Option, and 69,900,000 outstanding and issued of Common Stock Warrants. approximately 30,000,000 shares in the public float.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

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

PART I

Item 1.  Description of Business

China Holdings Inc. (the "Company"),  founded by our Chairwoman and Chief Executive Officer, Julianna Lu,  was incorporated in the state of Nevada in the United States of America on April 3, 2002 as AE&E Pharma Corporation. The Company changed its name on May 25, 2004, to China Health Holding, Inc. On April 18, 2005, our common stock was approved for quotation on the OTC Bulletin Board under the symbol "CHHH."  On May 1, 2007, the Company changed its name to China Holdings, Inc. The Company's common stock trades on the US over-the-counter bulletin board under the symbol "CHHL”. The Company's new CUSIP number is 16942B 102. The Company's web site is www.chinaholding.net.

The Company has three wholly-owned subsidiaries: (i) China Power, Inc., (ii) China Minerals Holdings, Inc., and (iii) China Health Holdings, Inc.

China Holdings, Inc. is a development-stage diversified global assets holding company headquartered in the U.S.  The Company and its subsidiaries are engaging in multiple China-focused business activities including, land & real estate development, energy, renewable energy, resources, utilities, and pharmaceutical ventures. In 2009, China Holdings is focusing on developing a total of 800 Square Kilometers of Land for Real Estate Development in Inner Mongolia PR China , which including commercial buildings, and residential development, five star hotels, shopping centers, casinos, golf courses as well as horse racing facilities and recreation and entertainment facilities, a new city will have a cosmopolitan flavors combining architecture from many of the world’s great cities including Las Vegas, Paris, London, Rome, Venice, Vancouver, Tokyo, New York, and a new city with a planned initial population of one million people in 2009-2016 in Inner Mongolia PR China.

The Company’s wholly-owned subsidiary: China Power, inc. is developing & construction of a total 2000 MW Wind Power Plants/Projects on a total of 400 Square KM (“Kilometers”) Land now in Inner Mongolia, PR China 2008 -2012. China Power, Inc. is also developing & construction of a total 250 MW Biomass Waste to Energy Plants/Projects (5) on a total of 580,000 Mu  Lands across China  in 2008 -2012. China Power, inc. is developing its renewable energy power plants in wind energy power plants, biomass clean energy & hydropower plants to reach a total potential power capacity of approximately 850 MW to 3200 MW in 2013 approximately.

China Holdings ’s objective is to achieve long-term capital appreciation through investment in companies and other entities with significant assets, investments, production activities, trading or other business interests in China or worldwide. The Company has had nominal revenues since its inception.

China Holdings, Inc.
www.chinaholding.net

China Holdings, Inc. is a development stage global assets holdings company headquartered in the U.S.  The Company and its subsidiaries engage in multiple China-focused business activities including land & real estate development, and clean energy, energy, resources, and utilities. China Holdings is developing a total of 800 Square Kilometers of Land for Real Estate Development in Inner Mongolia PR China, which including commercial buildings, and residential development, five star hotels, shopping centers, casinos, golf courses as well as horse racing facilities and recreation and entertainment facilities, a new city will have a cosmopolitan flavour combining architecture from many of the world’s great cities including Las Vegas, Paris, London, Rome, Venice, Vancouver, Tokyo, New York, and a new city with a planned initial population of one million people in 2009-2016 in Inner Mongolia PR China. The Company’s objective is to achieve long-term capital appreciation through investment in companies and other entities with significant assets, investments, production activities, or other business interests in China or worldwide, and/or which derive a significant part of their revenue from China or worldwide.

The Company has three wholly-owned subsidiaries: (i) China Power, Inc.; (ii) China Minerals Holdings, Inc.; (iii) China Health Holdings, Inc. For the Company's profile, please feel free to visit the websites: http://www.chinaholding.net.

Subsidiaries

China Holdings, Inc. has  three wholly-owned subsidiaries:
(i)	China Power, Inc.
(ii)	China Minerals Holdings Inc. and
(iii)	China Health Holdings, Inc.

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

On January 7, 2008, the Company incorporated its 3rd subsidiary, China Minerals Holdings, Inc. under Nevada State Laws.

Subsidiaries  & Operations

China Power, Inc.
www.chinapower.us

China Power, Inc. (“China Power”) is a development stage company with the goal of becoming a leading energy and renewable energy holding company that focuses on mergers and acquisitions, investment, research and development, construction and the operation of energy, and renewable energy, and environmental protection projects in China and throughout the world. China Power is developing renewable energy projects, pipelines in biomass energy projects and hydropower plants though mergers and acquisitions, joint-venture partnerships with biomass projects and hydropower plants, companies, local governments in China and throughout the world. China Power’s renewable energy strategy and plan in hydropower plants and biomass energy projects will enhance the technical, social, and environmental benefits of biomass energy and hydropower projects and provide investment and business opportunities in the cost-competitive industries or biomass energy and hydropower capacity energy supply in China and throughout the world, and also help increase long term shareholder value.

China Power, inc. is developing & construction of a total 2000 MW Wind Power Plants/Projects on a total of 400 Square KM (“Kilometers”) Land now in Inner Mongolia, PR China 2008 -2012. China Power, Inc. is also developing & construction of a total 250 MW Biomass Waste to Energy Plants/Projects (5) on a total of 580,000 Mu  Lands across China  in 2008 -2012. China Power, inc. is developing its renewable energy power plants in wind energy power plants, biomass clean energy & hydropower plants to reach a total potential power capacity of approximately 850 MW to 3200 MW in 2013 approximately.

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

China Health Holdings, Inc.
www.chinahealthholding.com

China Health Holdings, Inc. (“China Health”) is a development stage company with the goal of becoming a leading developer, manufacturer, marketer and distributor of pharmaceutical drugs and dietary supplements in China and throughout the world. China Health Holdings' main objective is to partner with CHINA -SFDA approved drug producers, GMP certified manufacturing facilities, research and development centers and universities in China. China Health's goals for 2009-2013 include the profitable penetration of the Chinese pharmaceutical industry through mergers and acquisitions with leading pharmaceutical companies in China. Specifically, China Health’s strategy is to leverage synergies, integrate drug pipelines and distribution channels, and management expertise between pending pharmaceutical acquisitions.

Recent Development

China Holdings, Inc.
800 Square Kilometers of Land for Real Estate Development
In Inner Mongolia, PR China

China Holdings, Inc. (the “Company”) has legally secured a Land Acquisition & Development, Land Right & Ownership Contract ("the Contract") with local municipal government, Inner Mongolia, P.R. China to exclusively acquire and develop a total of  800 Million Square Meters of  Lands (Residential, Commercial, Industrial and Recreation Lands) at the fixed prices of : 1) 100 Million Square Meters (City Centre) Lands at 58,000 Yuan (China Currency) per mu (1 Mu = 667 Square Meters), and 2). Additional 700 Million Square Meters at 100,000 Yuan per mu. The Contract allows the Company to acquire all or part of the 800 Million Square Meters of Lands (Residential, Commercial, Industrial and Recreation Lands) in the next seven (7) years exclusively with non-competition & non-solicit legal protection for the local inner Mongolia government.

The Value inherent in the Company's unique position of The Land Acquisition & Development, Land Right & Ownership for the 800 Million Square Meters Lands of  Residential, Commercial, Industrial and Recreation Lands in Inner Mongolia PR China are truly extraordinary with multi-billions dollars values,  and the progress the Company has made on its initiatives for the coming years signals the ability to capitalize on the underlying potential /profits of land /real estate/properties development in Inner Mongolia, China.

China Holdings is developing the Phase I: 100 Square Kilometers of Land Development - The Master Plan : The Land and City Planning now. The Company’s ultimate master plan will consist of 100 Square Kilometers of land in Inner Mongolia, PR China. The Company’s objective is to maximize the value of every square meter of land to China Holdings, Inc. and its shareholders’ ultimate benefit. The master plan will be not only exciting but a presentation package that will assist China Holdings’ further worldwide marketing efforts to develop and partially sell 100 Square KM land parcels in multi-billion dollars as ultimate values.

China Power Inc.
Building 2250 MW Renewable Energy Assets in China 2009-2013
400 Square Kilometers Land for 2000 Megawatts Wind Power Plants

China Holdings, Inc. and its’ controlled subsidiary: China Power, Inc. ( together ( “ the Company”) have executed A Land Acquisition, Land Right & Ownership Agreement (“ the Agreement”) with local municipal government in Inner Mongolia, P.R. China to exclusively acquire a total of 400 Square KM of Industrial lands at a fixed price of 58,000 Yuan ( China Currency) Per Mu Lands ( 1 Mu = 667 Square Meters) with non-competition & non-solicit protections from the local government. The Agreement allows the Company to acquire all or part of the 400 Square KM of Industrial lands in next four years exclusively. The Agreement also allows the Company to apply for partial Lands RE-ZONING into Residential Lands or/and Commercial Lands for further Lands Development. China Holdings, Inc. (the “Company”)’s controlled subsidiary: China Power, Inc. focuses on its developing and construction of 2000 Megawatts Wind Power Plants/Projects on this 400 Square Kilometers lands in Inner Mongolia, PR China in 2009 – 2013.

(notes: The Company has not recorded the tangible assets of  12,000 Sq KM lands/assets & the proprietary rights as fair-valued tangible assets as the year ending as December 31 2008 yet, but will record the  tangible assets of  12,000 Square KM lands/assets & the proprietary rights as fair-valued tangible assets after further Valuation for the Company’s 12,000 Square KM lands/assets/& the proprietary rights as fair-valued tangible assets  in the Company’s 2nd Quarter ending in 2009 Financial Statement/SEC Form 10Q in August, 2009).

China Power Inc.
2000 Megawatts Wind Power Plants/Projects

China Holdings, Inc., via its controlled subsidiary China Power, Inc. has secured exclusive contracts with local government in Inner Mongolia China to exclusively develop and construct Two (2) Wind Power Plants to generate 2,000 MW (“Megawatts”) of electricity on a total 400 Square KM land with non-competition & non-solicit protections from the local government. China Power Inc. expects to break ground in 2009 for the initial 300 MW of wind power, to be completed within 24 months approximately.  Under the China Renewable Energy Laws and Registrations, the China State Power Grid has guaranteed to purchase 100% of the power generated by China Power, Inc.’s Wind Power Plants (2,000 MW) at 0.55 Yuan per kilowatt hour or approximately $0.08 per kilowatt hour, with a 4% increase annually for 25 years with additional guaranteed extension terms.

The Company's 2000 Megawatts Wind Farm Power Plants are legally financially protected by Local Chinese Government & China New Renewable Energy Policies & Laws to wind energy producers and developers. Under the China Renewable Energy Laws and Registrations, the China State Power Grid has agreed to purchase 100% of the power generated by the company’s wind power plants (2,000 MW) at 0.55 Yuan per kilowatt hour or approximately $0.08 per kilowatt hour, with a 4% increase annually for 25-30 years with additional guaranteed extension terms.. The Company expects total gross revenue of 2,750 Million Yuan (2,000,000 Kilowatts x 2500 Hours x 0.55 Yuan/Kwh) in 4 -5 years upon 2,000 MW Wind Farm Power Plants in full production. The value inherent in the Company's unique position through its 2000 MW Wind Power Plants/Projects is truly extraordinary, and the progress the Company has made on its initiatives for the coming years signals the ability to capitalize on the underlying potential of renewable energy power plants & industry in China, or/and worldwide.

China Power Inc.
250 Biomass Waste to Energy Power Plants/Projects

China Holdings, Inc., via its controlled owned subsidiary China Power, Inc.  has entered a total of  five (5) development, investment and construction agreements with the local China Government in Hebei, Hunan, AnHui and Inner Mongolia Provinces, PR China to develop, invest and construct a total of  five (5) biomass energy power generation plants/projects with a total potential power capacity for 50MW x 5 = 250 MW in pipeline. The development and construction of the facilities will require approximately $78,000,000 for each 50MW biomass plant/project. The development and construction of the facilities are subject to the Company completing certain due diligence requirements and obtaining financing from third parties. In addition to the foregoing, according to the China Central Government’s current alternative energy laws related to Biomass Energy Projects, under the All Construction Agreements, guaranteed (i) the financing for up to 65% of the 580 million Yuan China Power has committed to the development of all the power plants through local banks at a preferred interest rate, (ii) that 100% of the power generated by the Biomass Energy plants shall be purchased by the China State Grid at a purchase price of between 0.60 and 0.65 Yuan, or approximately $0.09 and $0.08, per kilowatt, (iii) All Biomass Energy Power Generation Plant/project (50MW) has designated with a total potential of 400 million KW/hr power generation capacity approximately annually, (iv) China Power’s rights under the Construction Agreements are all exclusive. The construction of the plant is estimated to take approximately two to three years.

China Power is going to consolidate/develop its construction plan/execution  on its five 50 MW biomass power plants, for a total of 250 MW in Hebei, Hunan, AnHui and Inner Mongolia Provinces, PR China in 2009-2013. China Power has completed two (2) Biomass Plants/projects’feasibility studies in 2008 via: China Electric & Design Institute, owned/controlled by China National Mechanical & Industrial Minister ( “CEI”) (China-National-Top-Rank (6) Engineering Firm). However, due to current world economy crisis, China Power & CEI expect to reduce 20%-30% total construction cost from 600 millions RMB down to 400 millions RMB for each 50 MW biomass plants/projects. China Power have also completed three (3) fuel analysis completed for three biomass plants/projects. China Power expects to break ground on the biomass projects in 2009, with completion in 24 to 36 months. Under China Renewable Energy Laws and Registrations, the China State Power Grid has agreed to purchase 100% of the electricity power generated by the company’s five biomass power plants at 0.60 Yuan per kilowatt hour or approximately $0.088 per kilowatt hour, with a 4% annual increase for 25 years, and additional guaranteed extension terms. China Power expects to reach a total of gross revenue: 900 millions RMB = 5 x 50,000 KW x 6000 Hours x 0.60 Yuan in 4 -5 years upon 250 MW -5 Biomass  Power Plants in full production. The net income is estimated as 45% of the total gross revenue.

China Holdings, Inc.
800 Square Kilometers of Land for Real Estate Development/Contracts
In Inner Mongolia, PR China

On February 28, 2009,  China Holdings, Inc. (the “Company”) has legally executed a Land Acquisition & Development, Land Right & Ownership Contract ("the Contract") with local municipal government, Inner Mongolia, P.R. China to exclusively acquire and develop a total of  800 Million Square Meters of  Lands (Residential, Commercial, Industrial and Recreation Lands) at the fixed prices of : 1) 100 Million Square Meters (City Centre) Lands at 58,000 Yuan (China Currency) per mu (1 Mu = 667 Square Meters), and 2). Additional 700 Million Square Meters at 100,000 Yuan per mu. The Contract allows the Company to acquire all or part of the 800 Million Square Meters of Lands (Residential, Commercial, Industrial and Recreation Lands) in the next seven (7) years exclusively with non-competition & non-solicit legal protection for the local inner Mongolia government.

The Value inherent in the Company's unique position of The Land Acquisition & Development, Land Right & Ownership for the 800 Million Square Meters Lands of  Residential, Commercial, Industrial and Recreation Lands in Inner Mongolia PR China are truly extraordinary with multi-billions dollars values,  and the progress the Company has made on its initiatives for the coming years signals the ability to capitalize on the underlying potential /profits of land /real estate/properties development in Inner Mongolia, China.

On March 12, 2009, China Holdings, Inc. (the “Company”)’s BOARD has approved  the Company’s  Phase I : 100 Square Kilometers of Land Development - The Master Plan : The Land and City Planning –Development Schedules.

China Holdings, Inc.
800 Square Kilometers of Land for Real Estate Development in Inner Mongolia, PR China
Building China Las Vegas :  A New City in Inner Mongolia, PR China
Phase I : 100 Square Kilometers of Land Development
The Master Plan : The Land and City Planning

The ultimate master plan will consist of 100 Square Kilometers of land in Inner Mongolia, PR China. The Company’s objective is to maximize the value of every square meter of land to China Holdings, Inc. and its shareholders’ ultimate benefit. The master plan will be not only exciting but a presentation package that will assist China Holdings’ further worldwide marketing efforts to develop and partially sell 100 Square KM land parcels in multi-billion dollars as ultimate values.

The Phase IA master plan is consist of 20 Square Kilometers of land in Inner Mongolia, PR China.

China Holdings, Inc.
800 Square Kilometers of Land for Real Estate Development in Inner Mongolia, PR China
Phase I:  100 Square Kilometers of Land / Real Estate Development
The Master Plan : The Land and City Planning

On March 18, 2009, China Holdings, Inc. (the “Company”) has approved the Company’s further development of
An Initial Public Offering ( “ IPO”) US$200 - $400 million  of “China Holdings, Inc.” in 2010 – 2011 upgrades to :
i.	NASDAQ Small Cap Market or New York Stock Exchange, USA
ii.	Toronto Stock Exchange (TSX or TSX –V), Canada
iii.	AIM in London Stock Exchange, England

China Holdings, Inc. focuses on 800 Square Kilometers of Land for Real Estate Development in Inner Mongolia, PR China in 2009 – 2016. The multi-billion dollar value inherent in the China Holdings, Inc. unique position of The Land Acquisition & Development, Land Right & Ownership for the 800 Square KM (“Kilometres”) Lands of Residential, Commercial, Industrial and Recreation Lands in Inner Mongolia PR China are truly extraordinary with multi-billions dollars values,  and the progress the Company has made on its initiatives for the coming years signals the ability to capitalize on the underlying potential multi-billions dollars assets & profits of land /real estate/properties development in Inner Mongolia, China.

China Holdings, Inc.’s Ultimate Master Plan – Phase I - will consist of 100 Square Kilometers of land in Inner Mongolia, PR China. The Company’s objective is maximizing the value of every square meter of land to China Holdings & shareholders’ ultimate benefit/value, and the New City in Inner Mongolia PR China. The master plan will be not only exciting but a presentation package that will assist China Holdings’ further worldwide selling partial of 100 Square KM land parcels to the top international developers at ultimate values: with multi-billion dollars assets & revenues. The New City which China Holdings, Inc. is developing now in Inner Mongolia PR China will generate multi-billion dollars revenues & assets annually in 1- 20 years like US Las Vegas City in 2006 – 2007, and will provide as A New World-Class City/Window in China to the World.

On March 18, 2009, China Holdings, Inc. (the “Company”) has  approved the Company’s further development of US$1,000,000 private placement offering, pursuant to Regulation S promulgated under the Securities Act of 1933, and pursuant to  Rule 501(a) of Regulation D under the Securities Act of 1933,as amended (the “Securities Act”) and WHEREAS, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, the Company is offering up to 20,000,000 shares of the Company’s common stock (SEC 144 rules/legends) and warrants (SEC 144 rules/legends)to purchase 20,000,000 shares of the Company’s common stock in a private placement (the “Offering”) on the terms and conditions set forth herein: for each share of the Company’s common stock, $.001 par value (“Shares”), at a premium purchase price of USD $0.05 per share (the “Common Stock”), and  includes One (1) warrant (the “Warrant”) to purchase per share of Common Stock: the warrant is exercisable for a period of  (12) months, at a price $US0.20 per share. Upon further completion, the Company will file with SEC FORM 8-K for further legal disclosure and proper sec rules compliances.

The Use of Proceeds of US$1,000,000 is for the Company’s Master Plan of Land /City Planning: Phase IA Land Development:  The City Center: 20 Square KM land of 100 Square Kilometer Land in Inner Mongolia, PR China. China Holdings, Inc. is planning to fully complete The Master Plan of Land /City Planning: Phase IA:  The City Center: 20 Square KM land of  100 Square Kilometer Land in Inner Mongolia, PR Chin in four (4) months in August – September 2009 approximately. China Holdings, Inc.’s Master Plan : The Land and City Planning - The Phase IA master plan is consist of 20 Square Kilometers of land in Inner Mongolia, PR China: which provide with all the urban planning & designs for all the streets & buildings ( commercial, residential, industrial, & recreations) in initial 20 Sq. KM land – China Holdings, Inc. ‘s  objective is maximize the value of every square meter of  20 – 100 Sq KM land as the ultimate value as multi-billion dollars assets/revenues.

Phase I : 100 Square Kilometers of Land Development
The Master Plan : The Land and City Planning
The Development Schedules

China Holdings’ ultimate master plan will consist of 100 Square Kilometers of land in Inner Mongolia, PR China. The Company’s objective is to maximize the value of every square meter of land to China Holdings, Inc. & its shareholders’ ultimate benefit. The master plan will be not only exciting but a presentation package that will assist China Holdings’ further worldwide marketing efforts to develop and partially sell 100 Square KM land parcels as ultimate values in multi-billion dollars revenue and in multi-billion dollars assets.

The Phase I :  100 Square Kilometers of Land Development - The Master Plan : The Land and City Planning - The Phase IA master plan is consist of 20 Square Kilometers of land in Inner Mongolia, PR China: which provide with all the urban planning & designs for all the streets & buildings ( commercial, residential, industrial, & recreations) in initial 20 Sq. KM land – China Holdings, Inc. ‘s  objective is maximize the value of every square meter of  20 – 100 Sq KM land as the ultimate value as multi-billion dollars assets/revenues.

The Development Schedules  – Four (4-5) Months in Aug-Oct. 2009 Completion

Month I  (May – June 2009): Evaluation Phase
Deliverables include:

●	Site and context analysis
●	Program generation
●	Team mobilization
●	Understanding of historic precedents
●	Review of natural and man made morphologies
●	Concept story telling
●	Orchestration of presentation materials
●	Site visit and technical workshop

Month II (June – July 2009): Analysis Phase
Deliverables include:

●	Generation of alternative solutions as appropriate
●	Movement system analysis
●	Open space systems analysis
●	Density calculations
●	Selection of preferred mater planning concept

Month III  (July - August 2009): Synthesis Phase
Deliverables include:

●	Refinement of preferred master plan
●	Development of zoning diagram
●	Alternative site massing diagrams
●	Development of character studies
●	Development of phasing diagram

Month IV ( August - September – October 2009): Communication Phase
Deliverables include:

●	Provision of colored master plan
●	Provision of up to 12 -20 character sketches
●	Provision of 3 -10 cross sections
●	Provision of colored master plan – Stand Physical Massing Models : Land Scales: (1:1000 Scale) or (1:500 Scale)
●	Provision of colored master plan – 3D massing models: Land Scales: (1:1000 Scale) or (1:500 Scale): for 30-60 sec. fly-through animations or/and 360 degree spin around animations
●	Provision of colored master plan –Power Point Presentations & Marketing materials: Overall Projects Concept

China Holdings, Inc. – 800 Square Kilometers of Land for Real Estate Development
Iin Inner Mongolia PR China
Phase II :  100 Square Kilometers of Land Development
The Master Plan Completion & China/Worldwide Lands Parcels Marketing & Land Development

●	Worldwide - 100 Square Kilometers of Land Parcels: Partial 100 Sq KM Land Parcels - China/Worldwide Marketing: Multi-Billon Dollars Revenues and Multi-Billon Dollars Assets
●
100 Square Kilometers Land - Construction & Land Development  - Real Estate Development: Commercial, buildings/properties,  Residential buildings/properties, Industrial buildings/properties & recreation buildings/properties : Multi-Billon Dollars Revenues and Multi-Billon Dollars Assets

Julianna Lu/The Chairwoman/CEO of China Holdings, Inc. plans to develop the Phase I: 100 Square Kilometers parcel of land in Inner Mongolia into a new city with a planned initial population of one million people in 2009-2016. The first phase will involve creation of a visionary plan for the new city including commercial buildings, and residential development,  five star hotels, shopping centers, casinos, golf courses as well as horse racing facilities and recreation and entertainment facilities.  Julianna Lu/ The Chairwoman /CEO of  China Holdings, Inc. is intended that the new city will have a cosmopolitan flavour combining architecture from many of the world’s great cities including Las Vegas, Paris, London, Rome, Venice, Vancouver, Tokyo, New York and Hong Kong, etc. The land/city development is located near an existing brand-new airport, and served by advanced high speed railway and modern highway.  All of the required basic infrastructure has already been built by the Chinese Government in later 2008. China Holdings will develop/construct partial lands parcels into commercial, residential/industrial buildings, and partial development parcels will be sold to major worldwide developers & China Holdings will strictly controlled the land development process & all the government &legal processing according to China Land Law & Regulation so that an efficient, modern attractive world-class city will be create. The 800 Sq KM land for development is located within 5 kilometers of a city centre and will be developed with a master plan according to international standards and developed in consultation with the government and international top-developers. The Company will capture and capitalize the potential significant commercial, industrial, residential and recreational properties development opportunities. China Holdings expects to generate significant multi-billion valued assets, gross revenues in multi-millions or billions from its development for the Phase I: 100 square kilometers of land /real estate development in late 2009 or early 2010.

China Holdings, Inc. is going to develop the 800 Square Kilometers land in Three (3) Phases in next 1-10 years, includes with Phase I: 100 Square Kilometers including with Phase IA (20 Square KM), Phase IB (30 Square KM), and Phase IC (50 Square KM), and Phase II for 200 Square Kilometers, and Phase III for 500 Square Kilometers.

The multi-billion dollar value inherent in the China Holdings, Inc. unique position of The Land Acquisition & Development, Land Right & Ownership for the 800 Square KM (“Kilometres”) Lands of Residential, Commercial, Industrial and Recreation Lands in Inner Mongolia PR China are truly extraordinary with multi-billions dollars values,  and the progress the Company has made on its initiatives for the coming years signals the ability to capitalize on the underlying potential multi-billions dollars assets & profits of land /real estate/properties development in Inner Mongolia, China.

The Company is developing its new version website: www.chinaholding.net with all the updated land development and new version of www.chinaholding.net will be opening to public in 2-3 months.

(Notes: The Company has not recorded the tangible assets of the total 800 Sq KM lands/assets & the proprietary rights as fair-valued tangible assets yet as the year ending as December 31 2008, but will record the 800 Square KM lands/assets & the proprietary rights as fair-valued tangible assets after further Valuation for the Company’s 800 Square KM lands/assets/& the proprietary rights as fair-valued tangible assets  in the Company’s 2nd Quarter ending in 2009 Financial Statement/SEC Form 10Q in August, 2009).

China Power Inc.
Building Renewable Energy Assets in China
2000 Megawatts Wind Power Plants/Projects – Development
400 Square Kilometers Land

400 Square Kilometers Land for 2000 Megawatts Wind Power Plants/Projects  Development

As confirmed on November 26, 2008, China Holdings, Inc. and its’ controlled subsidiary: China Power, Inc. ( together ( “ the Company”) has already executed A Land Acquisition, Land Right & Ownership Agreement (“ the Agreement”) with local municipal government in Inner Mongolia, P.R. China to exclusively acquire a total of 400 Square KM of Industrial lands at a fixed price of 58,000 Yuan ( China Currency) Per Mu Lands ( 1 Mu = 667 Square Meters) with non-competition & non-solicit protections from the local government. The Agreement allows the Company to acquire all or part of the of  400 Square KM of Industrial lands in next four years exclusively. The Agreement also allows the Company to apply for partial Lands RE-ZONING into Residential Lands or/and Commercial Lands for further Lands Development.

As confirmed in September, 2008, China Holdings, Inc. and its controlled subsidiary, China Power Inc. have secured exclusive rights/agreements with local government in Inner Mongolia China to exclusively develop and construct Wind Power Plants to generate 2,000 MW (“Megawatts”) of electricity on a total 400 Square KM land with non-competition & non-solicit protections from the local government. China Power Inc. expects to break ground in 2009 for the initial 300 MW of wind power, to be completed within 24 months approximately.  Under the China Renewable Energy Laws and Registrations, the China State Power Grid has guaranteed to purchase 100% of the power generated by China Power, Inc.’s Wind Power Plants (2,000 MW) at 0.55 Yuan per kilowatt hour or approximately $0.08 per kilowatt hour, with a 4% increase annually for 25 years with additional guaranteed extension terms.

China Holdings, Inc. and its’ controlled subsidiary: China Power, Inc.  have  increased the commitment to develop and maximize all the stockholders’ value on a long-terms basis.

Building Renewable Energy Assets in China
China Power, Inc.
2000 Megawatts Wind Power Plants/Projects Development on 400 Square Kilometers Land

On March 18, 2009, China Holdings, Inc. (the “Company”) has approved the Company’s further development plan of An Initial Public Offering ( “ IPO”) US$200 - $400 million of “China Power, Inc.” in 2010-2011 to list “China Power, Inc.” onto Toronto Stock Exchange or TSX –V enture in Canada or/and NASDAQ Small Cap Market.

On March 18, 2009, China Holdings, Inc. (the “Company”) has also approved the Company’s controlled subsidiary: China Power, Inc.’s further development of US$3,000,000 private placement offering, pursuant to Regulation S promulgated under the Securities Act of 1933, and pursuant to  Rule 501(a) of Regulation D under the Securities Act of 1933,as amended (the “Securities Act”) and WHEREAS, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, the Company is offering up to 6,000,000 shares of the Company’s common stock (SEC 144 rules/legends) and warrants (SEC 144 rules/legends)to purchase 6,000,000 shares of the Company’s common stock in a private placement (the “Offering”) on the terms and conditions set forth herein: for each share of the Company’s common stock, $.001 par value (“Shares”), at a premium purchase price of USD $0.50 per share (the “Common Stock”), and  includes One (1) warrant (the “Warrant”) to purchase per share of Common Stock: the warrant is exercisable for a period of  (12) months, at a price $US1.00 per share. Upon further completion, the Company/China Power, Inc. will file with SEC FORM 8-K further legal disclosure and proper sec rules compliances.

The Use of Proceeds of US$3,000,000 are for the completion of  China Power, Inc.’s 2000 MW Wind Power Plants - Phase I - Wind Resources Monitoring Programs -300 MW Wind Power Plants" in 2009 for 6-12 months programs on 300 MW Wind Power Plants as Phase I Development/Plan. The company expects to break ground in 2009-2010 for the initial 300 MW of wind power, to be completed in 2-3 years.

The value inherent in China Power's unique position through its 2000 MW Wind Power Plants/Projects is truly extraordinary, and the progress the China Power has made on its initiatives for the coming years signals the ability to capitalize on the underlying potential of renewable energy power plants & industry in China, or/and worldwide.

On March 18, 2009, China Holdings, Inc. (the “Company”) has approved the Company’s further development plan of An Initial Public Offering ( “ IPO”) US$200 - $400 million of “China Power, Inc.” in 2010-2011 to list “China Power, Inc.” onto Toronto Stock Exchange or TSX –V enture in Canada or/and NASDAQ Small Cap Market.

China Power, Inc.
2000 Megawatts Wind Power Plants/Projects Development on 400 Square Kilometers Land  (2009-2013)
Phase I – 300 Megawatts Wind Power Plants/Projects: Wind Resources Monitoring Programs (12 months 2009-2010)
Phase II - 300 Megawatts Wind Power Plants Development/Construction (2010-2013)

China Holdings, Inc. (the “Company”)’s controlled subsidiary: China Power, Inc. focuses on its developing and construction of 2000 Megawatts Wind Power Plants/Projects on 400 Square Kilometers lands in Inner Mongolia, PR China in 2009 – 2013.

China Power, Inc. has moved forward for THE 2000 MW WIND POWER PLANTS/PROJECTS DEVELOPMENT/CONSTRUCTIONS PLAN (2009-2013) in Inner Mongolia PR China with the following programs & plans:

1.
Conducting the "Wind Resources Monitoring Programs" in 2009 for 6-12 months programs on 300 MW Wind Power Plants as Phase I Development/Plan. The company expects to break ground in 2009-2010 for the initial 300 MW of wind power, to be completed in 2-3 years.

2.
Execute/Complete "Wind Turbines Supplying & Operation System" /Contracts with China Top Rank Wind Turbines’ Manufactures or/and Global Industrial Wind Turbines Manufactures/", and ensure the system with the following  features:

*     Wind Turbines (700 of 3.0MW or 600 of 3.6 MW): with the aim of reducing the cost per kWh, and lighter,
Stronger towers and ground-breaking nacelle design which produces more power from less weight with efficiency, economic, effectiveness.

*     Wind  Farm Operation Systems (Advanced) with the features of  Real-time active and reactive power control of the entire wind power plant; Control and monitoring of wind turbines, meteorology ,instruments and substations; Plant performance summaries in both text and graphical form; Comprehensive report generator module;  Productivity presentations; Availability calculations; Instant online data from any turbine: Status, power, wind speed, voltage current, temperatures and alarms; 10-minute averaged data, including mean values, standard deviations, minimum and maximum values; Advanced power curve presentations, including power curves, scatter curves, reference and wind distribution curves from multiple units; User-friendly graphical user interface based  on Windows standards; Client connection manager for access to multiple power plants; Secure login with customisable access profiles; Remote control of a single wind turbine or a group of  turbines.

3.
Complete “EPC Contracts” with China-National Top Rank Engineering Firms or/and Top-Global Engineering Firms (“EPC": Project Planning and Design, Project management, engineering, procurement and construction expertise) to construct the Company’s 2000 Megawatts Wind Power Plants/Projects in Inner Mongolia PR China on a turnkey basis/solution, and with upset price guarantees and fixed wind turbines installation & construction completion timetables.  “EPC” Completion Wind Turbines Installations and Manufacturing “2000 MW WIND POWER PLANTS/PROJECTS” on 400 Square KM Lands in Inner Mongolia PR China in 2-4 years approximately.

China Power, Inc.’s 2000 Megawatts Wind Farm Power Plants are legally financially protected by Local Chinese Government & China New Renewable Energy Policies & Laws to wind energy producers and developers. Under the China Renewable Energy Laws and Registrations, the China State Power Grid has agreed to purchase 100% of the power generated by the company’s wind power plants (2,000 MW) at 0.55 Yuan per kilowatt hour or approximately $0.08 per kilowatt hour, with a 4% increase annually for 25-30 years with additional guaranteed extension terms..
China Power expects total gross revenue of 2,750 Million Yuan (2,000,000 Kilowatts x 2500 Hours x 0.55 Yuan/Kwh) in 4 -5 years upon 2,000 MW Wind Farm Power Plants in full production.

The value inherent in China Power's unique position through its 2000 MW Wind Power Plants/Projects is truly extraordinary, and the progress the China Power has made on its initiatives for the coming years signals the ability to capitalize on the underlying potential of renewable energy power plants & industry in China, or/and worldwide.

China Power, Inc.
1000 Megawatts - 2nd Wind Power Plants/Projects/Contract

On September 16, 2008, China Power, Inc., China Holdings, Inc.’s controlled subsidiary (“China Power”), entered into a 2nd agreement of a Four (4) Years Development and Construction Agreement (the “Construction Agreement”) with Ontniute Government (“Ontniute”), Inner Mongolia, People’s Republic of China, pursuant to which China Power was granted the exclusive right to develop and construct  THE INNER MONGOLIA 2nd ONTINUTE WIND ENERGY POWER PLANTS/PROJECTS with power capacity of 298.8 megawatt ( 6 x 49.8 megawatt), and a potential up to 996 megawatt ( 20 x 49.8 MW) wind energy power capacity . Specifically, under the Construction Agreement, Ontniute has agreed to provide China Power with:1). Exclusive and First Refusal Rights with non-competition and non-solicit terms, 2). The land rights for up to a 2nd of 200 square KM (Kilo meters) of land in a 2nd defined areas , to develop THE INNER MONGOLIA 2nd ONTINUTE WIND ENERGY POWER PLANTS/PROJECTS with power capacity of 298.8 megawatt ( 6 x 49.8 megawatt), and a potential up to 996 megawatt ( 20 x 49.8MW) wind energy power capacity . Conversely, China Power has committed to invest up to 2700 million Yuan ( with 35% in cash equity investment and 65% bank loans) towards the development and construction of the power plants.

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

China Power, Inc.
1000 Megawatts – 1st Wind Power Plants/Projects/Contract

On September 3, 2008, China Power, Inc., China Holdings, Inc.’s controlled subsidiary (“China Power”), entered into a Three (3) Years Development and Construction Agreement (the “Construction Agreement”) with Ontniute Government (“Ontniute”), Inner Mongolia, People’s Republic of China, pursuant to which China Power was granted the exclusive right to develop and construct  THE INNER MONGOLIA ONTINUTE WIND ENERGY POWER PLANTS/PROJECTS with power capacity of 298.8 megawatt ( 6 x 49.8 megawatt), and a potential up to 996 megawatt ( 20 x 48.9 MW) wind energy power capacity . Specifically, under the Construction Agreement, Ontniute has agreed to provide China Power with :1). Exclusive and First Refusal Rights with non-competition and non-solicit terms, 2). The land rights for up to 200 square KM (Kilo meters) of land, to develop THE INNER MONGOLIA ONTINUTE WIND ENERGY POWER PLANTS/PROJECTS with power capacity of 298.8 megawatt ( 6 x 49.8 megawatt), and a potential up to 996 megawatt ( 20 x 48.9 MW) wind energy power capacity . Conversely, China Power has committed to invest up to 2700 million Yuan ( with 35% in cash equity investment and 65% bank loans) towards the development and construction of the power plants.

In addition to the foregoing, according to the China Central Government’s currently alternative energy laws related to Wind Energy Projects, under the Construction Agreement, Chinese Government has guaranteed (i) the financing for up to 65% of the total 2700 million Yuan through a local bank at a preferred interest rate to China Power committed to the development of the power plants, ii) that 100% of the electricity power generated by the Wind Energy plants shall be purchased by the China State Grid at a purchase price of between 0.50 and 0.55 Yuan, per kilowatt, (iii) THE INNER MONGOLIA ONTINUTE WIND ENERGY POWER PLANTS/PROJECTS have the designated 298.8 megawatt ( 6 x 48.9 MW) wind energy power capacity, and a potential up to 996 megawatt ( 20 x 48.9 MW) wind energy power capacity (iv) China Power’s rights under the Construction Agreement are exclusive.

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

(Notes: The Company & China Power, Inc. has not recorded the tangible assets of the total 400 Sq KM lands/assets and 2000 MW Wind Power Plants/Projects/ assets /the proprietary rights as fair-valued tangible assets yet as the year ending as December 31 2008, but will record the tangible assets of the total 400 Sq KM lands/assets and 2000 MW Wind Power Plants/Projects/ assets /the proprietary rights as fair-valued tangible assets after further Valuation for the Company’s 800 Square KM lands/assets/& the proprietary rights as fair-valued tangible assets  in the Company’s 2nd Quarter ending in 2009 Financial Statement/SEC Form 10Q in August, 2009).

China Power, Inc.
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

China Power completed the Fuel Analysis on TaiHu Biomass Energy Power/Plant ( 50MW). China Power has completed THE FEASIBILITIES STUDY TaiHu Biomass Energy Power/Plant ( 50MW). China Power has also completed THE FEASIBILITIES STUDY on TaiHu Biomass Energy Power/Plant ( 50MW) as legally approved,contracted and conducted by CHINA ELECTRIC DESIGN AND RESEARCH INSTITUTION, the PRC licensed AAA+ power engneering firm. The Comnpany is working on “EPC” - engineering, procurement and construction expertise /contracts now with China -State National AAA+ Engineering Firm to construct and build The Company’s TaiHu Biomass Energy Power/Plant (50MW) on a turnkey basis/solution, and with upset price guarantees and fixed construction completion timetables. The Company is also finalizing for the long-term contract with China State-Grid for Electricity Power Sales Contracts with China-State Alternative Energy Policies Gurrantee for Biomass Energy for 100% Power Purchase by State-Grid and Gurrantee for Prices Selling at 0.61 -0.65/KWh.

China Power, Inc.
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

China Power completed the Fuel Analysis Report on Ongniute Biomass Energy Power/Plant ( 50MW)。CHINA ELECTRIC DESIGN AND RESEARCH INSTITUTION is working on FEASIBILITIES STUDY on Ongniute Biomass Energy Power/Plant ( 50MW)ò The Comnpany is working on “EPC” - engineering, procurement and construction expertise /contracts now with China -State National AAA+ Engineering Firm to construct and build The Company’s Ontniute Biomass Energy Power/Plant ( 50MW) on a turnkey basis/solution, and with upset price guarantees and fixed construction completion timetables. The Company is also finalizing for the long-term contract with China State-Grid for Electricity Power Sales Contracts with China-State Alternative Energy Policies Gurrantee for Biomass Energy for 100% Power Purchase by State-Grid and Gurrantee for Prices Selling at 0.61 -0.65/KWh.

China Power, Inc.
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

China Power, Inc.
Con Yang Biomass Energy Power Plant/ Project(50MW) Investment and Construction Agreement

On October 29, 2007, China Power entered into an agreement to cooperate with the Con Yang Government. Pursuant to the agreement the Con Yang Government agreed to provide the Company with 200 MU lands in the Con Yang economic industry zone to develop and construct a biomass energy generation plant. The agreement contemplates the entry into a Lands Rights Agreement with the Con Yang Government Land & Resources Department for a term of 50 years. The parties anticipate that the total cost of the project to be RMB $580 million (approximately USD$78 million) comprising of a cash investment of 35% and bank loans of 65% and anticipate completion in 2010. The Agreement provides that the Con Yang Government will provide the Company will the lands for the cultivation of the straw and raw materials necessary for the project for a term of 50 years. In addition, the Agreement provides that it will be effective in 6 months until China provides a biomass projects feasibility study and contemplates the entry into a further agreement for execution of the biomass energy projects. Management believes that they have no liabilities with regards to all the transaction if the transaction can not be completed.

(Notes: The Company has not recorded the tangible assets of the total 250 Megawatts Renewable Biomass Power Plants/ Assets purchase as fair-valued tangible assets yet as the year ending as December 31 2008, but will record the recorded  the total 250 Megawatts RenewableBiomass  Power Plants/ Assets as fair-valued tangible assets after further Valuations on the Company’s 250 Megawatts Renewable Biomass Energy Power Plants/Projects/Assets Valuation  in the Company’s 2nd Quarter ending in 2009 Financial Statement/SEC Form 10Q in August, 2009)

China Power, Inc.
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

China Minerals Holdings, Inc.
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

Future Development

China Holdings, Inc. focuses on 800 Square Kilometers of Land for Real Estate Development in Inner Mongolia, PR China in 2009 – 2016. The multi-billion dollar value inherent in the China Holdings, Inc. unique position of The Land Acquisition & Development, Land Right & Ownership for the 800 Square KM (“Kilometres”) Lands of Residential, Commercial, Industrial and Recreation Lands in Inner Mongolia PR China are truly extraordinary with multi-billions dollars values,  and the progress the Company has made on its initiatives for the coming years signals the ability to capitalize on the underlying potential multi-billions dollars assets & profits of land /real estate/properties development in Inner Mongolia, China.

China Holdings, Inc.  is developing the Phase I: 100 Square Kilometers of Land Development - The Master Plan : The Land and City Planning now. The Company’s ultimate master plan will consist of 100 Square Kilometers of land in Inner Mongolia, PR China. The Company’s objective is to maximize the value of every square meter of land to China Holdings, Inc. and its shareholders’ ultimate benefit. The master plan will be not only exciting but a presentation package that will assist China Holdings’ further worldwide marketing efforts to develop and partially sell 100 Square KM land parcels in multi-billion dollars as ultimate values.

China Holdings, Inc. is going to develop An Initial Public Offering (“IPO”) US$200 - $400 million  of “China Holdings, Inc.” in 2010 – 2011 upgrades to : i. NASDAQ Small Cap Market or New York Stock Exchange, USA, and ii. Toronto Stock Exchange (TSX or TSX –V), Canada, and iii. AIM in London Stock Exchange, England

If we are successful in raising $200 million of  IPO financing in order to expand our business and fund future development, we anticipate the following expenses over the next twelve months: (a) $200,000 to develop our Internet website and e-commerce system in multi-languages; (b) $400,000 for media advertising to promote our brand name; (c) $400,000 for our research and development program; (d) $400,000 for an investor relations program; (f) $800,000 for professional and consultant fees; (g) $1,800,000 for general working capital, including land/projects development, general and administrative expenses; and (h) $186,000,000 for land/real estate/properties development , and  merger and acquisitions and joint-ventures.

If the Company is only successful in raising $3 million of financing to sustain its current level of business operations, we anticipate the following expenses over the next twelve months: (a) $150,000 to develop its Internet website and e-commerce system in multi-languages; (b) $200,000 for media advertising to promote our brand name; (c) $200,000 for its research and development program; (d) $400,000 for an investor relations program; (f) $500,000 for professional and consultant fees; and (g) $1,800,000 for general working capital, including land/real estate/properties development, general and administrative expenses.

Acquisition of Plant and Equipment and Other Assets

If the Company successfully closes on acquisitions it will acquire material property, plant or equipment during the next 12 months. If the Company is successful in developing and construction of our biomass energy projects it will acquire material property, plant or equipment during the next 12 months.

Number of Employees

From inception through the period ended December 31, 2008, we have principally relied on the services of outside consultants and part-time employees for services. We currently have six (6) full time employees and 25 part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

Operations Plans

China Holdings, Inc.’s goal is to become a diversified global assets holding company. We and our subsidiaries engage in multiple China-focused business activities including land/real estate, energy, renewable energy, resources, utilities, and pharmaceutical. China Holdings, Inc. focuses on 800 Square Kilometers of Land for Real Estate Development in Inner Mongolia, PR China in 2009 – 2016. Our objective is to achieve long-term capital appreciation through investment in companies and other entities with significant assets, investments, production activities, trading or other business interests in China, or/and worldwide, or/and which derive a significant part of their revenue from China, or/and worldwide.The multi-billion dollar value inherent in the China Holdings, Inc. unique position of The Land Acquisition & Development, Land Right & Ownership for the 800 Square KM (“Kilometres”) Lands of Residential, Commercial, Industrial and Recreation Lands in Inner Mongolia PR China are truly extraordinary with multi-billions dollars values,  and the progress the Company has made on its initiatives for the coming years signals the ability to capitalize on the underlying potential multi-billions dollars assets & profits of land /real estate/properties development in Inner Mongolia, China.

China Holdings, Inc. intends to seek financing for USD$200-$400 millions via an Initial Public Offering (IPO) in 2010-2011 to fund its 800 Sq KM land/real estate/properties development/constructions. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. There can be no assurance that we will be successful in obtaining IPO financing  & the business will be successfully developed.

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

China Power intends to seek financing for USD$200-400 millions via an Initial Public Offering (IPO) in 2010-2011 to fund its wind power, biomass energy and hydropower projects.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. There can be no assurance that we will be successful in obtaining financing & the business will be successfully developed.

Market Analysis

Wind Energy in China

Wind power is sustainable and clean energy. Compared with conventional energy, generating electricity from the wind does not need fuel; hence there is no risk of a fuel price rise. There are no environmental costs, such as carbon emissions, in the generation process. Wind power has the added advantage that it is widely available worldwide. In many countries wind power has become a major part of their plans for sustainable development. According to the Global Wind Energy Council, the wind industry has been expanding at an annual growth rate of 28% over the past ten years. Global cumulative installed capacity has reached 74GW and the level of annual investment about €18 billion. In 2006, wind power investment in China was RMB 16.27 billion yuan, accounting for 9% of the global total. If its growth rate is maintained, China could become the largest wind market in the world.

China is rich in wind resources. The technically exploitable resource is 1,000GW, distributed across the southeast coastal areas, adjacent islands, Inner Mongolia, Xinjiang, the Gansu Hexi Corridor, Huabei and the Qinghai-Tibetan Plateau. China has chosen wind power as an important alternative source in order to rebalance the energy mix, combat global warming and ensure energy security. Supportive measures have been introduced. In order to encourage technical innovation, market expansion and commercialization, development targets have been established for 2010 and 2020, concession projects offered and policies introduced to encourage domestic production. By the end of 2006, cumulative installed wind capacity had reached 2.6GW; the average annual growth rate over the past ten years has been 46%. Between 2004 and 2006, China's ranking in the world wind energy league moved up from the top 10 to the top 6, and the country is planning to host some of the biggest wind farms in the world. At the present growth rate, the 2010 target will be reached two years earlier. Wind power has not just contributed to supplying electricity but has lowered supply costs, reduced carbon emissions and helped to limit air pollution. The growing wind power market has encouraged domestic production of wind turbines. By the end of 2006 there were more than 40 companies involved in manufacture. Domestic products accounted for 41.3% of the annual market in 2006, an increase of ten percentage points. During the construction of more than 100 wind farms, a lot of experience and expertise has been gained in construction and operation. This is fundamental for the future development of wind power. Although grid-connected wind power is the current area of development in China, the off-grid market is the largest in the world, particularly for rural electrification.

China's Wind EnergyResource

Throughout China's vast land mass and long coastline there is a rich resource of wind energy with great development potential. In the late 1980s and during 2004-2005, the National Meteorological Bureau conducted the second and third general investigations of the resource, concluding that at 10 metres height above ground, the theoretically exploitable wind resource was 3,226GW and 4,350GW respectively, and the technically exploitable wind resource 253GW and 297GW. In addition, the United Nations Environment Programme (UNEP) organised an evaluation of the wind energy resource in China by using a data modeling method. This concluded that at 50m above ground level the technically exploitable wind energy resource would reach 1,400GW. In 2006, the National Climate Center also applied a data modeling method to assess the wind energy resource in China, concluding that at 10 m height above ground level, and without taking into account the Qinghai-Tibet Plateau, the technically exploitable wind energy resource is about 2,548GW. This is much larger than the outcome of the third general investigation. According to the results of the third general investigation, the technically exploitable land area (with a wind power intensity of over 150W/m2) is approximately 200,000km2. Taking a ratio of 3-5MW/km2, the resulting exploitable wind power capacity would be 600-1,000GW. According to the Report on Coastal Resources, there is a further 157,000 km2 of coastal areas round China where the water depth is 0-20m. In 2002, a National Plan on Ocean Usage was published, which designated areas suitable for shipping, fishing, entertainment and industrial uses. Taking this into account, if wind power can be realised at a density of 5MW/km2 over 10%-20% of the ocean area, then the installed capacity of offshore wind power could reach 100-200GW. In summary, there is a huge wind power potential in China, of around 700-1,200GW, which could play a significant role in the country’s future energy supply. The richest wind energy resources are distributed along the south-eastern coastal areas and its adjacent islands as well as in the north (north-east, north and north-west China). There are also some parts of inland China that are rich in wind resources, as well as off-shore.

Development of State- Grid-Connected Wind Farms

Grid-connected wind power started to develop in the 1980s, but grew rapidly during the 10th Five-year Plan, with total installed capacity increasing from 350MW in 2000 to 2,600MW in 2006. The average growth rate during this period was nearly 40%. In 2006 alone, the growth rate was 105%. The installed capacity of wind power in China enabled the country to move from No.10 in the world to No.6 by the end of 2006. There have been three stages in the development of grid-connected wind farms： In the initial demonstration period (1986-1993), the main activity was to build small-scale demonstration wind farms by utilising grants from foreign donor countries and loans. Support from the government was mainly in terms of financial backing, such as investment in wind farm projects or in the development of wind turbines. In the industrialisation period (1994-2003), the former Ministry of Electric Power proposed a wind power industrialisation programme, including the early stages of wind farm construction, at a “National Wind Power Work Meeting” in 1993. The following year it was decided that the grid utility should facilitate the connection of wind farms to the nearest grid and all the electricity generated by wind farms should be purchased. The grid tariff would be calculated as the sum of power generation costs, loan payments and a reasonable profit. The difference between the wind electricity price and the average electricity price would be shared across the whole grid, with the power company responsible for purchase of the electricity. As the security of investors was guaranteed, development of wind farms started through loans. Later, the State Planning Commission laid down that the average electricity price for wind power should be calculated according to the operational period of the turbines and the loan payment period extended over 15 years. In addition, value-added tax was reduced by half to 8.5% for wind power projects. However, with the reform of the electricity supply system and its transformation into a competitive market, the wind power industry developed slowly due to its high cost and vague policy support. In the scaling-up and domestic production period (2003-2007), the National Development & Reform Commission aimed to commercialise the wind industry by initiating a wind power concession programme in 2003, since when it has been held annually. Under this the investors and developers of wind power projects are selected through bidding, with the aim to expand the rate of development and improve the manufacturing capacity of domestically made parts on the one hand, and to lower power generation costs and reduce electricity prices on the other. A Renewable Energy Law was introduced in 2006 which, together with other measures such as a pricing policy, obligation on grid companies to purchase renewable electricity, and cost distribution, has boosted the development of renewable energy in China. As a result the wind industry has move into a rapid growth phase.

Installed Capacity of Wind Power

By the end of 2006, the number of wind turbines installed in China amounted to 3,311 units, of which 366 were of 1MW capacity or above, accounting for 11% . With a total installed capacity of 2,600MW. There were 100 wind farms distributed across 16 provinces.  Compared to the cumulative capacity of 1,260MW at the end of 2005, the growth rate in 2006 was 105% (see Figure The estimated output of grid-connected wind power in 2006 was 3,860GWh (calculated as the cumulative installed capacity at the end of the previous year plus 50% of the installed capacity of the current year and the average equivalent full load hours of 2,000), an increase of 2,200GWh①in a single year. In 2006, without taking into account the regions of Hong Kong, Macao and Taiwan, there were 1,454 newly installed wind turbines with a capacity of 1,337MW in 2006, which is more than the total commissioned over the past 20 years. Among these, 263 were MW or larger capacity wind turbines, accounting for 18% of the new installations. Compared to the newly installed capacity of 503MW in 2005, the year-on-year growth rate reached 166% in 2006. Although the majority of turbines in China are still 600kW, 750kW and 850kW capacity, accounting for 80% of installed units and 75% of installed capacity, the trend in the future will be towards MW models. There were no major changes in the installed capacity distribution by province, but the gap between them was enlarged. The installed capacity in Inner Mongolia exceeded 500MW, accounting for one fifth of the total, followed by Hebei, Jilin, Liaoning, Guangdong and Xinjiang with installed capacities over 200MW. The number of provinces with over 100MW increased from 7 in 2005 to 11 in 2006. Heilongjiang, Shandong, Gansu and Jiangsu are among those with a cumulative installed capacity of 100MW. In terms of turbine manufacture, the market share for domestic manufacturers increased in 2006 to 45% (including joint ventures), among which Jinjiang Gold Wind had the biggest share, with 33% of the total newly installed capacity and 80% domestic output. Foreign manufacturers shared 55%, among which Vestas of Denmark, Gamesa of Spain and GE of the US took the biggest share, with together 50% of the total newly installed capacity and over 90% of the foreign share.

China is on track to lead the global wind market in annual installations by 2011 with an estimated 10 GW per year, supported by strong political will, improving incentives, and vast natural and industrial resources • China’s wind development value chain is evolving with major state generators consolidating their presence, while IPPs and foreign entrants seize opportunities as project owners, operators, and technical consultants• Wind turbine and component manufacturers are stepping up to meet burgeoning demand, striking a balance between quality, cost, production capacity, and local content. Wind Entering China’s Power Mix: China’s electricity demand growth (9% to 10% annually) has created a capacity gap. While energy sector growth plans remain centered around coal, additional technologies are entering the mix Wind is evolving as one of China’s top four technology options for new capacity With coal-fired electricity prices rising, wind is becoming more costcompetitive. Wind is beginning to play a small but noticeable role in China’s energy mix

Biomass Renewable Energy in China

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

China Hydropower Industry

The power industry of China has taken on a brand new look before the whole world. Meanwhile, its hydropower construction is stepping into a new developing age. Over the past few years, China has made great achievements in hydropower construction. The projects under construction are performing on an unprecedented scale. The large and medium hydropower generating units put into operation set a new world record in 2004. Many countries, including China, share an identical perception on hydropower development — giving priority to developing hydropower in an environmental-friendly and social-harmonious manner. China, which is currently in an era of rapid economic growth with steadily increasing demand for energy, has taken the development of hydro-energy resources as a key energy strategy for the protection of environment, reduction of greenhouse gas emission and saving of resources.

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

Table 2  History and future prediction of hydropower development in China

Year	Installed capacity of hydropower (GW)	Year	Installed capacity of hydropower (GW)
1912	0.0005	1988	32.698
1949	0.163	1991	37.884
1955	0.498	1996	52.184
1960	1.941	1999	72.97
1965	3.02	2000	77.085
1970	6.235	2003	92.17
1975	13.428	2004	100.00 (predicted)
1978	17.277	2010	147.35 (predicted)
1980	20.318	2020	257.86 (predicted)
1985	26.415

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

China Health Holdings, Inc.
www.chinahealthholding.com

China Health is a development stage company with the goal of becoming a leading developer, manufacturer, marketer and distributor of pharmaceutical drugs and dietary supplements in China and throughout the world. China Health Holdings' main objective is to partner with CHINA -SFDA approved drug producers, GMP certified manufacturing facilities, research and development centers and universities in China. China Health's goals for 2009 -2013 include the profitable penetration of the Chinese pharmaceutical industry through mergers and acquisitions with leading pharmaceutical companies in China. Specifically, China Health’s strategy is to leverage synergies, integrate drug pipelines and distribution channels, and management expertise between pending pharmaceutical acquisitions.

China Holdings, will via China Health Holdings, Inc. continues its Merger & Acquisition and Transactions and development in pharmaceutical projects in 2009-2013 upon China-SFDA firm its revolutionize its drug policies. China Holdings has agreed an authorized to its wholly-owned subsidiary: China Health to take over its all pharmaceutical projects and TCM-Based Medicinal Projects developed in the past to complete and development further. Our goals for 2009-2013 include the profitable penetration of the Chinese pharmaceutical industry by merger and acquisition (M&A) leading pharmaceutical companies in China via/under our wholly-owned subsidiary: China Health Holdings, Inc. Our strategy is to leverage synergies, integrate drug pipelines and distribution channels, and management expertise between pending pharmaceutical acquisitions.

China Health Holdings, Inc.
Pharmaceuticals Acquisitions & Development

We have agreed to sign off all the acquisitions agreements to our wholly owned subsidiary: China Health Holdings, Inc. Due to China-SFDA’s Pharmaceutical Drugs Policies Revolutionary Development and Drugs Policies’ amendment in early 2007, China Health Holdings will continue its efforts and development on the Acquisition and Mergers and Transactions in 2009 - 2013. Further pharmaceutical acquisitions and transactions are subject to the Company completing certain due diligence requirements and obtaining financing from third parties. As of December 31, 2008, the transactions have not closed. Management has not determined if it can complete these transactions. Management believes that they have no liabilities with regards to the transactions if the acquisitions can not be completed.

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

Interllectual  Property

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

We have also obtained the legal/ownership rights to the Internet Domains:  www.chinaholding.net  and www.chinapower.us, and www.chinahealthholding.com. We do not expect to lose the ability to use these Internet Domains; however, there can be no assurance in this regard and the loss of either of these Internet Domains could materially adversely affect our business financial condition and results of operations.

Item 2.  Description of  Property.

Our principal executive offices are located at 101 Convention Center Drive, Suite 700, Las Vegas, NV 89109-2001 USA, our China office from 2007 to December 31, 2008 is located at 8E - C2, Global Trade mansion, No.9, A, Guanghua Road, Chaoyang District, Beijing PR China 100020. Our Corporate Mailing Address is #601 – 110 Dai-You-Bei-Li, HaiDian District, Beijing 100091.  Our telephone number is: 1-778-995-0789 in North America and 86-10-6280-9561 in China.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year 2008 covered by this report.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Commencing April 18, 2005 through March 30, 2009, our common stock trades on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “CHHH.” and since May 11, 2007 our trading symbol has been CHHL on the Over the Counter Bulletin Board (“OTCBB”). Prior to April 18, 2005, there was no active market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Trading in our common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTCBB from First Quarter 2007 to the Fourth Quarter, 2008.

	High	Low
Fiscal Year 2008
First Quarter	$0.01	$0.008
Second Quarter	$0.01	$0.008
Thirds Quarter	$0.01	$0.008
Fourth Quarter	$0.01	$0.008
Fiscal Year 2007
First Quarter	$0.185	$0.043
Second Quarter	$0.06	$0.03
Third Quarter	$0.046	$0.022
Fourth Quarter	$0.12	$0.025

The last reported sales price of our common stock on the OTC Bulletin Board on March 30, 2009 was $0.011 per share.  As of  March 30, 2009, there were approximately 145 holders of record of our common stock and one holder of record of our Series “A” Preferred Stock.

Holders

As of March 31, 2009, the Company had a total of 186,600,000 outstanding shares of Common Stock , and 1,250,000 shares of Series “A” Preferred Stock, and 77,173,669 outstanding and issued of Common Stock Option, and 69,900,000 outstanding and issued of Common Stock Warrants. There are approximately 145stockholders of record of our common stock and 1 holder of our Series “A” Preferred Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2008.

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

Recent Sales of Unregistered Securities

Year Ended December 31, 2008:

As of  December 31, 2008, the Company had a total of 186,600,000 outstanding shares of Common Stock , and 1,250,000 shares of Series “A” Preferred Stock, and 77,173,669 outstanding and issued of Common Stock Option, and 69,900,000 outstanding and issued of Common Stock Warrants.

During the period ended December 31, 2008, the Company issued a total of 5,992,940 common shares for services at an average of $0.03 per share for a total consideration of $179,041.

On January 23, 2008, the Company issued 4,000,000 shares of common stock with a fair value of $.03 per share for consulting services; $120,000 is included in consulting services for 2008.

On February 12, 2008 the Company issued 400,000 shares of common stock with a fair value of $.04 per share for consulting services.  The shares were issued in the amounts of 200,000 equally to two individuals, one of which was a director of the Company; $16,000 is included in consulting services for 2008.

On April 28, 2008, the Company reinstated 875,000 shares of common stock with a fair value of $.04 per share, which were previously cancelled on December 31, 2006; $35,000 is included in investor relation services for 2008.

On April 28, 2008, the Company issued 717,940 shares of common stock with a fair value of $.011 per share for office rent; $8,041 is included in rent expense for 2008.

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

STOCK OPTIONS AND STOCK WARRANTS

STOCK OPTIONS

The Company periodically grants stock options to provide incentive to employees, officers, and consultants, with resolution and approval from the Board of Directors. All issuances vest immediately and have varying expiration timelines. As at December 31, 2008 and 2007, there were 77,173,669 and 10,351,422 of the outstanding options which were exercisable, respectively. To calculate the stock-based compensation under SFAS 123R, the Company used the Black-Scholes pricing model. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience In 2008 the Company granted 70,322,247 options (2007 – nil) to employees and consultants that were accounted for pursuant to SFAS No. 123(R) and 123. The weighted-average fair value per stock option granted in 2008  was $0.017 (2007 – $nil). The fair value of the options granted in 2008 was recorded at $1,215,729 using a Black-Scholes model with the following weighted average assumptions: no dividend yield, expected volatility of 284%, risk-free interest rate of 4.85% and an expected life of 8.45 years.

The following table summarizes all stock options granted, exercised and expired in the years ended December 31, 2007 and 2008:

	Shares underlying Options	Weighted Average Exercise Price
Outstanding as of December 31, 2007	10,351,422	$0.17
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding as of December 31, 2006	10,351,422	$0.17
Granted	70,322,247	0.02
Exercised	-	-
Expired or cancelled	(3,500,000)	0.18
Outstanding as of December 31, 2008	77,173,669	$0.03

The following table summarizes information concerning currently outstanding stock options as at December 31, 2008.

Exercise Price	Options Outstanding December 31, 2008	Weighted Average Remaining Life in Years	Options Exercisable at December 31, 2008
$ 0.100	2,500,000	0.42	2,500,000
$ 0.100	251,422	0.46	251,422
$ 0.300	600,000	0.46	600,000
$ 0.200	2,500,000	2.00	2,500,000
$ 0.200	1,000,000	0.10	1,000,000
$ 0.100	3,000,000	0.00	3,000,000
$ 0.500	3,000,000	0.92	3,000,000
$ 0.100	3,000,000	1.43	3,000,000
$ 0.029	16,000,000	9.42	16,000,000
$ 0.025	9,000,000	9.47	9,000,000
$ 0.100	1,000,000	0.74	1,000,000
$ 0.200	1,000,000	1.74	1,000,000
$ 0.500	1,000,000	1.74	1,000,000
$ 0.100	322,247	1.74	322,247
$ 0.011	33,000,000	9.74	33,000,000

$ 0.030	77,173,669	7.46	77,173,669

A summary of the 70,322, 247 stock options granted during the year ended December 31, 2008 are listed below:

On May 29, 2008 the Company granted 3,000,000 stock options to an investor relations firm with an exercise price of $0.10 per share which expire January 1, 2009.

On May 29, 2008 the Company granted 3,000,000 stock options to an investor relations firm with an exercise price of $0.50 per share which expire December 1, 2009.

On June 2, 2008 the Company granted 6,000,000 stock options to a director of the Company with an exercise price of $0.029 per share for a period of ten years.

On June 2, 2008 the Company granted 10,000,000 stock options to a director of the Company with an exercise price of $0.029 per share for a period of ten years.

On June 5, 2008 the Company granted 2,000,000 stock options to a management consultant to the Company with an exercise price of $0.10 per share for a period of two years.

On June 5, 2008 the Company granted 1,000,000 stock options to a management consultant of the Company with an exercise price of $0.10 per share for a period of two years.

On June 20, 2008 the Company granted 6,000,000 stock options to a director of the Company with an exercise price of $0.025 per share for a period of ten years.

On June 20, 2008 the Company granted 3,000,000 stock options to a consultant of the Company with an exercise price of $0.025 per share for a period of ten years.

On September 26, 2008 the Company granted 3,000,000 stock options to an investor relations consultant of the Company.  The options are segregated in three equal denominations of 1,000,000, and three separate exercise prices of $0.10, $0.20 and $0.50 with respective expiry terms of one year, two years and two years accordingly.

On September 26, 2008 the Company granted 322,247 stock options to an IT consultant of the Company with an exercise price of $0.10 per share for a period of two years.

On September 26, 2008 the Company granted 10,000,000 stock options to an energy consultant of the Company with an exercise price of $0.0112 per share for a period of ten years.

On September 26, 2008 the Company granted 17,000,000 stock options to a director of the Company with an exercise price of $0.0112 per share for a period of ten years.

On September 26, 2008 the Company granted 6,000,000 stock options to a director of the Company with an exercise price of $0.0112 per share for a period of ten years.

STOCK WARRANTS

The Company periodically grants warrants to non-employees for various services and remuneration arrangements, with resolution and approval from the Board of Directors. All issuances vest immediately and have varying expiration timelines. As at December 31, 2008 and 2007, there were 69,900,000 and 74,650,000 of the outstanding warrants which were exercisable, respectively.  To calculate the stock-based compensation under SFAS 123R, the Company used the Black-Scholes pricing model. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.  In 2008 the Company granted nil options (2007 – 45,000,000) to consultants that were accounted for pursuant to SFAS No. 123(R) and 123. The weighted-average fair value per warrant issued in 2007 were  $0.064 (2008 – $nil). The fair value of the warrants granted in 2007 was recorded at $2,873,277 using a Black-Scholes model with the following weighted average assumptions: no dividend yield, expected volatility of 301%, risk-free interest rate of 4.85% and an expected life of 5 years.

The following table summarizes all warrants granted, exercised and expired in the years ended December 31, 2007 and 2008:

	Shares underlying Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2007	31,750,000	$0.15
Granted	45,000,000	0.21
Exercised	-	-
Expired or cancelled	(2,100,000)	0.15
Outstanding as of December 31, 2006	$74,650,000	$0.19
Granted	-	-

Exercised	-	-
Expired or cancelled	(4,750,000)	0.18
Outstanding as of December 31, 2008	$69,900,000	$0.19

The following table summarizes information concerning currently outstanding warrants as at December 31, 2008.

Exercise Price	Warrants Outstanding December 31, 2008	Weighted Average Remaining Life in Years	Warrants Exercisable at December 31, 2008
$ 0.10	20,000,000	2.81	20,000,000
$ 0.20	37,900,000	4.78	37,900,000
$ 0.15	6,000,000	3.17	6,000,000
$ 0.30	1,000,000	0.83	1,000,000
$ 0.50	5,000,000	3.84	5,000,000

$ -	69,900,000	3.95	69,900,000

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

Background

China Holdings, Inc.
www.chinaholding.net

China Holdings Inc. (the "Company"),  founded by our Chairwoman and Chief Executive Officer, Julianna Lu,  was incorporated in the state of Nevada in the United States of America on April 3, 2002 as AE&E Pharma Corporation. The Company changed its name on May 25, 2004, to China Health Holding, Inc. On April 18, 2005, our common stock was approved for quotation on the OTC Bulletin Board under the symbol "CHHH."  On May 1, 2007, the Company changed its name to China Holdings, Inc. The Company's common stock trades on the US over-the-counter bulletin board under the symbol "CHHL”. And  The Company's new CUSIP number is 16942B 102. The Company's web site is www.chinaholding.net.

China Holdings, Inc. is a development-stage diversified global assets holding company headquartered in the U.S.  The Company and its subsidiaries are engaging in multiple China-focused business activities including, land & real estate development, energy, renewable energy, resources, utilities, and pharmaceutical ventures. In 2009, China Holdings is focusing on developing a total of 800 Square Kilometers of Land for Real Estate Development in Inner Mongolia PR China , which including commercial buildings, and residential development, five star hotels, shopping centers, casinos, golf courses as well as horse racing facilities and recreation and entertainment facilities, a new city will have a cosmopolitan flavors combining architecture from many of the world’s great cities including Las Vegas, Paris, London, Rome, Venice, Vancouver, Tokyo, New York, and a new city with a planned initial population of one million people in 2009-2016 in Inner Mongolia PR China.

The Company’s wholly-owned subsidiary: China Power, inc. is developing & construction of a total 2000 MW Wind Power Plants/Projects on a total of 400 Square KM (“Kilometers”) Land now in Inner Mongolia, PR China 2008 -2012. China Power, Inc. is also developing & construction of a total 250 MW Biomass Waste to Energy Plants/Projects (5) on a total of 580,000 Mu  Lands across China  in 2008 -2012. China Power, inc. is developing its renewable energy power plants in wind energy power plants, biomass clean energy & hydropower plants to reach a total potential power capacity of approximately 850 MW to 3200 MW in 2013 approximately.

China Holdings ’s objective is to achieve long-term capital appreciation through investment in companies and other entities with significant assets, investments, production activities, trading or other business interests in China or worldwide. The Company has had nominal revenues since its inception.

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

Subsidiaries
Operations and Plans

China Power, Inc.
www.chinapower.us

China Power, Inc. (“China Power”) is a development stage company with the goal of becoming a leading energy and renewable energy holding company that focuses on mergers and acquisitions, investment, research and development, construction and the operation of energy, and renewable energy, and environmental protection projects in China and throughout the world. China Power is developing renewable energy projects, pipelines in biomass energy projects and hydropower plants though mergers and acquisitions, joint-venture partnerships with biomass projects and hydropower plants, companies, local governments in China and throughout the world. China Power’s renewable energy strategy and plan in hydropower plants and biomass energy projects will enhance the technical, social, and environmental benefits of biomass energy and hydropower projects and provide investment and business opportunities in the cost-competitive industries or biomass energy and hydropower capacity energy supply in China and throughout the world, and also help increase long term shareholder value.

China Power, inc. is developing & construction of a total 2000 MW Wind Power Plants/Projects on a total of 400 Square KM (“Kilometers”) Land now in Inner Mongolia, PR China 2008 -2012. China Power, Inc. is also developing & construction of a total 250 MW Biomass Waste to Energy Plants/Projects (5) on a total of 580,000 Mu  Lands across China  in 2008 -2012. China Power, inc. is developing its renewable energy power plants in wind energy power plants, biomass clean energy & hydropower plants to reach a total potential power capacity of approximately 850 MW to 3200 MW in 2013 approximately.

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

China Health Holdings, Inc.
www.chinahealthholding.com

China Health Holdings, Inc. (“China Health”) is a development stage company with the goal of becoming a leading developer, manufacturer, marketer and distributor of pharmaceutical drugs and dietary supplements in China and throughout the world. China Health Holdings' main objective is to partner with CHINA -SFDA approved drug producers, GMP certified manufacturing facilities, research and development centers and universities in China. China Health's goals for 2009-2013 include the profitable penetration of the Chinese pharmaceutical industry through mergers and acquisitions with leading pharmaceutical companies in China. Specifically, China Health’s strategy is to leverage synergies, integrate drug pipelines and distribution channels, and management expertise between pending pharmaceutical acquisitions.

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

As of December 31, 2007, we had outstanding loans to our CEO, Julianna Lu, in the amount of $ 973,719, Vice President, XiaoFei Yu, in the amount of $ 297,484, Compare to December 31, 2006, we had outstanding loans to our CEO, Julianna Lu, in the amount of $700,184, Vice President, XiaoFei Yu, in the amount of $144,859 and to James Simpson, one of the Company's consultant, in the amount of $30,123. The amounts outstanding loan were $2,085,508 as at December 31 2008  (2007 - $1,271,932) which are due to Julianna Lu, the Company’s CEO/Founder/Chairwoman for a total of $1,630,489 (2007 - $974,447) and also due to Xiaofei Yu, the Company’s Vice Chairman for or a total of $455,018 ($297,484). Accrued interest expense to directors and shareholders for the Years ended December 31, 2008 and 2007 was $171,311 and $102,032, respectively. There are no formal agreements for when repayment of the loans must be made. The loans accrue interest at the rate of 10% per annum.

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

Critical Accounting Policies and Estimates

Fair Value of Financial Instruments

As of January 1, 2008, we adopted on a prospective basis certain required provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157-2, on the effective date of FASB Statement No. 157. Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. SFAS 157 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

Most, but not all, of our financial instruments are carried at fair value, including, all of our cash equivalents, investments classified as available for sale securities and assets held for sale and are carried at fair value, with unrealized gains and losses, net of tax. Virtually all of our valuation measurements are Level 1 measurements. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements.

Marketable Securities

Through our Advisory Services division, we receive securities which include common stock and common stock purchase warrants from client companies as compensation for consulting services. We classify these securities as investments in marketable securities available for sale or investment in marketable securities available for sale-related party. These securities are stated at their fair value in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities ”, and EITF 00-8 “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services ”. Unrealized gains or losses in investments in marketable securities available for sale are recognized as an element of other comprehensive income on a monthly basis based on fluctuations in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Realized gains or losses are recognized in the consolidated statements of operations when the securities are liquidated.

To date, all securities (exclusive of preferred stock and warrants) received from our client companies as compensation are quoted either on the Over the Counter Bulletin Board or the Pink Sheets. The securities are typically restricted as to resale. Our policy is to liquidate securities received as compensation when market conditions are favorable for sale. As these securities are often restricted, we are unable to liquidate these securities until the restriction is removed. We recognize revenue for common stock based on the fair value at the time common stock is granted and for common stock purchase warrants based on the Black-Scholes valuation model. Unrealized gains or losses on marketable securities available for sale and on marketable securities available for sale-related party are recognized as an element of comprehensive income on a monthly basis based on changes in the fair value of the security as quoted on an exchange or an inter-dealer quotation system. Once liquidated, realized gains or losses on the sale of marketable securities available for sale and marketable securities available for sale-related party are reflected in our net income for the period in which the security was liquidated.

Other-than-temporary impairment of securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding impairment charge to earnings is recognized.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight line basis over their estimated useful lives of three to forty years. Maintenance and repairs are charged to expense as incurred. Significant renewals and improvements are capitalized.

Acquisitions

We account for acquisitions using the purchase method of accounting in accordance with the provisions of SFAS No. 141. In each of our acquisitions for the periods presented, we determined that fair values were equivalent to the acquired historical carrying costs.

Comprehensive Income

We follow Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for  the year s ended as  December31, 2008 & 2007 included net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities available for sale, net of income taxes, and unrealized gains or losses on marketable securities available for sale-related party, net of income taxes.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of our Chinese subsidiaries is the Renminbi, the official currency of the People’s Republic of China, (“RMB”). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the year s ended as  December31, 2008 & 2007.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. We did not record any impairment charges during  the year s ended as  December31, 2008 & 2007.

Subsidiaries Held for Sale

Long-lived assets are classified as held for sale when certain criteria are met. These criteria include management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less cost to sell. See Note 14, “Subsidiaries Held for Sale,” for further information.

Minority Interest

Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the majority interest since there is no obligation of the minority interest to make good on such losses. We, therefore, absorbed all losses applicable to a minority interest where applicable. If future earnings do materialize, we shall be credited to the extent of such losses previously absorbed.

Income Taxes

We accounted for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in our financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between the financial reporting and tax basis of our assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of our being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

Basic and Diluted Earnings per Share

Basic income per common share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulted in the issuance of common stock that would then share in our income, subject to anti-dilution limitations.

Revenue Recognition

We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin (“SAB”) No. 104 and SAB Topic 13 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Stock Based Compensation

We account for the grant of stock options and restricted stock awards in accordance with SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“SFAS 123R”). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

Recent Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115 ”. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 had no impact on our financial statements as of September 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 159 on our financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations”. SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. We are currently evaluating the requirements of SFAS 141R and the impact of adoption on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements ” (“ARB 51”). This Statement amends ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. A non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. We are currently evaluating the requirements of SFAS 160 and the impact of adoption on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the requirements of SFAS 161 and the impact of adoption on our consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On September 16, 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of FSP No. EITF 03-6-1.

On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements (“Statement 157”), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset under those circumstances. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted FSP 157-3 and determined that it had no impact as of September 30, 2008 on our financial statements, and we will continue to evaluate the impact, if any, of FSP 157-3 on our financial statements.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 6, 2009, China Holdings Inc. (the “Company”) has engaged  “MALONE & BAILEY, P.C.”as the Company and subsidaries’ independent registered public accounting  to audit the Company’s financial statements for its fiscal year ending December 31, 2008 and 2009.During the Company’s two most recent fiscal years ended December 31, 2007 and 2006, and  through the date of this report, the Company did not consult with engaged  “MALONE & BAILEY, P.C.” regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters that was either the subject of a disagreement or a reportable event which would require disclosure pursuant to Item 304(a)(2)(ii) of Regulation S-K.

On February 27, 2009, The Company dismissed WEINBERG & COMPANY, P.A. as an independent registered public accounting firm of China Holdings, Inc. and its subsidiaries (the "Company”) to audit the Company’s financial statements for its fiscal year ending December 31, 2008. During the Company’s two fiscal years ended December 31, 2007, and during the subsequent interim period preceding engagement of  WEINBERG & COMPANY, P.A. from January 23, 2009 , the Company did not consult with WEINBERG & COMPANY, P.A. regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events described in Item 304(a)(2)(ii) of Regulation S-K.

On November 17, 2008, The Company dismissed J. Crane CPA, P.C. as an independent registered public accounting firm of China Holdings, Inc. and its subsidiaries (the "Company”) to audit the Company’s financial statements for its fiscal year ending December 31, 2008. During the Company’s two fiscal years ended December 31, 2007, and during the subsequent interim period preceding engagement of J. Crane CPA, P.C. from May14, 2008 , the Company did not consult with J. Crane CPA, P.C. regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events described in Item 304(a)(2)(ii) of Regulation S-K.

On April 23, 2008, the Company dismissed formerly Sherb & Co. LLP (“Sherb”) as independent registered public accounting firm of China Holdings, Inc. and its subsidiaries (the "Company"). Sherb’s report on the Company’s financial statements for the fiscal year ended December 31, 2007 contained an explanatory paragraph indicating that there was substantial doubt as to the Company’s ability to continue as a going concern. Other than such statement, no report of Sherb on the financial statements of the Company for the past fiscal year contained an adverse opinion or disclaimer of opinion,  or was qualified or modified as to uncertainty, audit scope or accounting principles. Sherb did not issue a report on the Company’s financial statements for the fiscal year ended December 31, 2006. In connection with the audits of the Company’s financial statements for the year ended December 31, 2007 and the subsequent interim period through the date of the dismission on April 23, 2008, there were no disagreements with Sherb on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Sherb would have caused Sherb to make reference to the matter in their report.  During the most recent fiscal year and the subsequent interim period through April 23, 2008, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On November 26, 2007, RBSM LLP, formerly Russell Bedford Stefanou Mirchandani LLP “RBSM”) resigned as independent registered public accounting firm of China Holdings, Inc. and its subsidiaries (the "Company").  RBSM report on the Company’s financial statements for the fiscal year ended December 31, 2006 contained an explanatory paragraph indicating that there was substantial doubt as to the Company’s ability to continue as a going concern.  Other than such statement, no report of RBSM on the financial statements of the Company for the past fiscal year contained an adverse opinion  or  disclaimer  of  opinion,   or  was  qualified  or  modified  as  to uncertainty, audit scope or accounting principles. RBSM did not issue a report on the Company’s financial statements for the fiscal year ended December 31, 2005.In connection with the audits of the Company’s financial statements for the year ended December 31, 2006 and the subsequent interim period through the date of their resignation on November 26, 2007, there were no disagreements with RBSM on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of RBSM would have caused RBSM to make reference to the matter in their report.   During the most recent fiscal year and the subsequent interim period through November 26, 2007, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Item 8A. Controls and Procedures.

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

Name	Position
Julianna Lu	Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and Chairwoman of the Board of Directors

Xiao Fei Yu	Vice Chairman of Board of Directors

Ronald Shon	Chairman of Advisory Board

Moxian Chen	Senior Vice President/General Manager

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

Background of Executive Officers and Directors

Julianna Lu, Founder, BSc. & MSc., Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and Chairwoman of the Board of Directors. Ms. Lu founded and financed China Holdings, Inc. and All Subsidiaries, and has been our principal Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and Chairwoman of the Board of Directors since our formation in 2002. From 2000 until 2002,  Ms. Lu was the President and Chief Executive Officer of AGPL Pharma Corporation. From 1999 until 2003, Ms. Lu was the President and Chief Executive Officer of Auspicious J.K. Enterprises, Ltd.

XiaoFei Yu, Vice Chairman and Director.  Mr. Yu was appointed as our Vice Chairman in early 2007. Mr. Yu has been a member of our Board of Directors since May 26, 2004 and our Vice President since October 6, 2004. Mr. Yu has helped China Health Holding create and develop 26 natural herbal product formulas that make up our King of Herbs and Taoist Medicine product lines. Mr. Yu has been the President and Director of Taoist Tantric & Toltec Research and Development Centre located in Beijing, People's Republic of China. From 1998 to Present, Mr. Yu has been a Research Scientific Consultant of Central TCM Research and Development Institute located in Beijing, People's Republic of China. From 1999 to Present, Mr. Yu has been teaching Taoism, Taoist medicine and Indian classical philosophy & religion as a professor in the Department of Philosophy at the University of CCCP located in Beijing, People's Republic of China. From 1994 until 1999, Mr. Yu was an Associate Professor in Taoism, Taoist medicine, Buddhism and Scientific Philosophy in the Department of Philosophy at the University of CCCP.

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

Moxian Chen, Senior Vice Presiden Mr. Chen has jointed as  the Senior Vice President /General Manager for China Holdings, Inc. in later 2007. He brought his extensive experience that he gained in waste-to-energy facilities, power plants, waste pyrolysis plants, combustion technology firms, energy supply centers, energy recovery and air pollution control centers to  China Holdings, Inc. He has been involved in over twenty projects including waste-to-energy plants, industrial waste disposal projects and thermal power plants. He participated in all stages of the project including market development, technology research and development, product design, manufacture, installation, test and practical operation. His managerial experiences, technical skills as well as his cultural awareness contribute to China Holdings, Inc. greatly.

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

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2008 and December 31, 2007.

The following table summarizes the annual and long-term compensation paid to Julianna Lu, our chief executive officer, and Xiao Fei Yu, our vice chairman and president. During 2008, no executive officer other than Julianna Lu and Xiao Fei Yu received annual remuneration in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards ($)	Option Awards ($)	All Other Compensation	Total
Julianna Lu Chief Executive Officer	2007	$240,000	$138,800				$412,980
	2006	$240,000	$138,800	—	—		$378,800

Xiao Fei Yu Vice Chairman of the Board and President	2007	$119,724	$271,400				$391,124

(1) Ms. Lu’s salary for 2008 and 2007 has been accrued and is included in loans to us from Ms. Lu. Ms. Lu’s loans are described more fully below under Item 12. Certain Relationship and Related Transactions. As of December 31, 2008, we owed an aggregate of  USD$1,630,489 to Ms. Julianna Lu.

Outstanding Equity Awards at Fiscal Year-End Table.

There were 45,000,000 options and no warrants were granted to our executive officers during the fiscal year ended December 31, 2008.

Director Compensation

Our directors did not receive any compensation for serving in their capacities as the Company’s directors.

Employment Agreements and Director Compensation

Pursuant to various management and consulting contracts the Company has committed to pay fees and issue common stock as follows: a monthly management fee of $30,000 to the Company & all subsiaries’ Chairperson/Chief Executive Officer/CFO starting on January 1, 2008 (ii) to pay a 3% royalty on gross sales, upon commencement of sales (iii) pay a monthly consulting fee of $10,000 to a shareholder and officer of the Company to Mr. Xiaofei Yu, the Vice Chairman of the Company.

On August 3, 2007, the Company appointed Mr. Chen as the Senior Vice President and General Manager for the company and its subsidiary China Power Inc. As December 31 2007, the Company has issued and compensated to Mr. Chen for a total of 2,000,000 common stocks for the management services provided from Mr. Chen to the Company.

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

Consulting Agreements

Investor Relations Programs and Agreement

On February 1, 2008, China Holdings, Inc. (the “Company”) entered into a Marketing Services Agreement with Wall Street Reporter Inc. (“WSR”) pursuant to which WSR will provide the Company with various investor relations and marketing services, such as conferences, interviews and press releases, for a term of one year.  In exchange for these services, the Company has agreed to pay WSR a fee comprised of $9,500 cash and four million (4,000,000) restricted shares of the Company’s common stock. On February 1, 2008, the Company agreed to issue four million (4,000,000) restricted shares of the Company’s common stock, par value $.001 per share, pursuant to the Marketing Services Agreement described in Item 1.01 above.  The Company issued the restricted shares in reliance upon the exemption from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended, as a sale not involving any public offering. The sale of these shares of common stock was not registered under the Securities Act and the shares may not be sold absent registration or an applicable exemption from registration requirements. On January 19, 2009, the Company agrees to issue a total of 1,000,000 common stocks option at $0.02 to WSR for 12 months effective periods to exercise as SEC 144 rules/legends.

On January 17, 2007, we entered into a consultancy agreement with Shanghai Ogilvy & Mather Marketing Communications Consulting Co. Ltd. -Beijing Branch (“Shanghai Ogilvy”) pursuant to which Shanghai Ogilvy will provide us with investor relations and public relations services. The agreement is for a term of one year and can be terminated by either party by summary notice in the event of any serious breach and/or continuation of any breach by either party of their obligations under the Agreement or ten business days written notice. Upon termination of the agreement, the parties have agreed to settle outstanding invoices to each other, within 30 days from the date of termination. As compensation for Shanghai Ogilvy’s services, we have agreed to pay Shanghai Ogilvy $12,500 per month commencing February 1, 2007. In addition, we agreed to issue CEOcast 125,000 shares of common stock for its services during the initial three-month grace period. In February 2007, we agreed to issue 2,000,000 shares of common stock as additional compensation for advances public relations services.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March31, 2009 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

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

Item 12.  Certain Relationships and Related Transactions.

On March 12, 2006, China Health Holdings, Inc (the "Company") agreed to issue 5,000,000 shares of the Company's common stock to Julianna Lu, the Company's Founder and Chief Executive Officer/Chairpersom, as consideration for the forgiveness of loans in the aggregate amount of USD$300,000 previously advanced to the Company by Ms. Lu. As additional consideration, the Company agreed to issue to Ms. Lu, five year warrants to purchase 10,000,000 shares of the Company's common stock, exercisable at a price of $.10 and ten year warrants to purchase 10,000,000 shares of the Company's common stock exercisable at a price of $.20. The warrants have piggy back registration rights with respect to the shares of common stock issuable upon exercise of the warrants. Upon exercise of the warrants and payment of the applicable exercise price, the shares of common stock shall be fully paid and non-assessable and shall have the same rights, including voting rights, as other shares of common stock of the Company. The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") with respect to the foregoing, pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder.

On October 12, 2006, China Health Holdings, Inc (the "Company") agreed to issue 10,000,000 shares of the Company's common stock to Julianna Lu, the Company's Founder and Chief Executive Officer, as consideration for the forgiveness of loans in the aggregate amount of USD $300,000 previously advanced to the Company by Ms. Lu. As additional consideration, the Company agreed to issue to Ms. Lu, five year warrants to purchase 10,000,000 shares of the Company's common stock, exercisable at a price of $.10 and ten year warrants to purchase 10,000,000 shares of the Company's common stock exercisable at a price of $.20. The warrants have piggy back registration rights with respect to the shares of common stock issuable upon exercise of the warrants. The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") with respect to the foregoing, pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder.

On December 22, 2005, the Board of Directors of the Company approved the issuance of 1,000,000 shares Series A Preferred Stock issued to Julianna Lu at a price of $0.15 in consideration for the forgiveness of a loan to the Corporation in the aggregate amount of one hundred and fifty thousand (USD$150,000), subject to the filing of the Certificate of Designation with the State of Nevada. These shares were issued pursuant to the exemption from registration provided by Section 4(2) under the Securities Act of 1933. On February 21, 2006, the "Company" filed a Certificate of Designation, Powers Preferences and Rights of Series A Preferred Stock with the state of Nevada. Of the Company's 20,000,000 shares of authorized preferred stock, the Certificate of Designation authorizes the Company to issue up to 1,000,000 shares of Series A Preferred Stock, par value $0.001 per share. The Series A Preferred Stock has a stated value of $0.15 and a liquidation preference over the Company's common stock and any other class or series of capital stock whose terms expressly provide that the holders of Series A Preferred Stock should receive preferential payment. Holders of Series A Preferred Stock are entitled to vote on all matters submitted to shareholders of the Company and are entitled to two votes for each share of Series A Preferred Stock owned. Holders of shares of Series A Preferred Stock vote together with the holders of common stock on all matters and do not vote as a separate class, etc.

The Company has received advances/funds/loans from two major shareholders which bear interest at 10% per annum with no specific repayment terms. The tables below detail transactions during the twleve months ended December 31, 2008. The amounts outstanding loan were $2,085,508 as at December 31 2008 (2007 - $1,271,932) which are due to Julianna Lu, the Company’s CEO/Founder/Chairwoman for a total of $1,630,489 (2007 - $974,447) and also due to Xiaofei Yu, the Company’s Vice Chairman for or a total of $455,018 ($297,484). Accrued interest expense to directors and shareholders for the Years ended December 31, 2008 and 2007 was $171,311 and $102,032, respectively.

The table below details transactions related to the loan payable to the Company's Chairman, Founder and Chief Executive Officer/Julianna Lu during the year ended December 31, 2008:

Beginning balance payable, December 31, 2007	$974,448
Accrued management fees	360,000
Accrued interest	133,776
Advances from Chief Executive Officer	162,266
Ending balance payable, December 31, 2008	$1,630,489

The table below details transactions related to the loan payable to the Company's Vice Chairman/Xiaofei Yu during the year ended December 31, 2008:

Beginning balance payable, December 31, 2007	$297,484
Accrued management fees	120,000
Accrued interest	37,354
Advances from Vice Chairman	-
Ending balance payable, December 31, 2008	$455,018

Item 13. Exhibits.

Exhibit Number	Description
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

31.1
Certification by Chief Executive Officer/Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by Chief Executive Officer/Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3.4
Certificate of Amendment to Articles of Incorporation, changing the Company’s name to China Holdings, Inc. (Incorporated by reference to the Company’s 8-K filed with the Securities and Exchange Commission on May 8, 2008)

3.5
Certificate of Amendment to Articles of Incorporation increasing the Company’s authorized shares of common stock (Incorporated by reference to the Company’s 8-K/A filed with the Securities and Exchange Commission on February 29, 2008)

3.7
Certificate of Designation, Powers, Preferences and Rights of Series A Preferred Stock, filed with the State of Nevada on February 21, 2006. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2006)

10.6
Manufacturing Agreement, dated December 18, 2005, between Canadian Phytopharmaceuticals Corp. and China Health World Trade Corporation (Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 3, 2007)

10.37
Acquisition Definitive Agreement by and between China Health Holding, Inc. and Xi'An Meichen Pharmaceutical Co. Ltd. dated as of January 1, 2007 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007)

10.38
Binding Memorandum of Understanding entered into as of January 12, 2007 by and among China Health Holdings, Inc., Beijing Jifatang Chinese Medicine Research Institute and Beijing Jifatang Chinese Medicine Research & Development Institution (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2007)

10.39
Corporate Development Consulting Services Agreement by and between China Health Holding, Inc. and Julianna Lu dated as of January 9, 2007. (Incorporated by reference to the Company’s 10-KSB filed with the Securities and Exchange Commission on April 3, 2007)

10.40
Corporate Development Consulting Services Agreement by and between China Health Holding, Inc. and Xiao Fei Yu dated as of February 9, 2007. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007)

10.41
Corporate Development Consulting Services Agreement by and between China Health Holding, Inc. and Dr. Zheng -Lun Fan dated as of February 9, 2007. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007)

10.42
Marketing Services Agreement dated February 1, 2008 between China Holdings, Inc. and Wall Street Reporter Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2008)

10.43
Executive Employment and Service Contract dated as of December 18, 2007 by and between China Holdings, Inc. and Charles Y. Fu (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007)

10.44
Acquisition Transaction Agreement dated November 30, 2007 by and among China Holdings, Inc. and Tong Ren Kai Yu Minerals Co., Ltd, Tong Ren Shi BaHuangZhen NeShao Pb-Zn-P Minderals Plant and Gui Zhou FuRuiDe Minerals Co., Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2007)

10.45
LongHua Biomass Energy Power Plant Project Investment and Construction Agreement dated October 10, 2007 between LongHua government, Beijing JinRenTaiHe Trade Ltd. and China Power Inc. (Incorporated by reference to the Company’s 10-QSB filed with the Securities and Exchange Commission on October 19, 2007)

10.46
Taihu Biomass Energy Power Plant Project Investment Construction Agreement dated October 28, 2007 between China Anhui Taihu Government and China Power Inc. (Incorporated by reference to the Company’s 10-QSB filed with the Securities and Exchange Commission on October 19, 2007)

10.47
Acquisition Purchase Agreement between China Holdings, Inc. and Tong RenKaiYu Minerals, Co. Ltd. dated October 27, 2007 (Incorporated by reference to the Company’s 10-QSB filed with the Securities and Exchange Commission on October 19, 2007)

10.48
Agreement for Cooperation between Con Yang County Government and China Power, Inc. dated October 29, 2007 (Incorporated by reference to the Company’s 10-QSB filed with the Securities and Exchange Commission on October 19, 2007)

11.1
China Power, Inc. - 2000 MW - 2 Wind Power Plants/Projects with Inner Mongolia Government PR China in Septermber 2008 as reference to the Company’s Form 8-K filed with the Securities and Exchange Commission  in September 2008   Amended and Restated Intellectual Property Purchase Agreement dated as of March 22, 2005 between China Health Holding, Inc., Xiao Fei Yu and Fei Yu (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2005)

11.2
China Power, Inc. – 400 Square KM Lands Contract for 2000 MW 2 Wind Power Plants/Projects with Inner Mongolia Government PR China in November 2008 as reference to the Company’s Form 8-K filed with the Securities and Exchange Commission in November 2008.

11.3
 China Holdings’s Land Contract - 800 Square KM Lands Contract with Inner Mongolia Government PR China in Febuary 2009 as reference to the Company’s Form 8-K filed with the Securities and Exchange Commission in March 2009.

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

Item 14. Principal Accountant Fees and Services.

The following sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2008 and 2007 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB/10-K, and for other services normally provided in connection with statutory filings were $65,968.89 and $57,500 for the years ended December 31, 2007 and December 31, 2008, respectively.

Audit Related Fees

We incurred fees of $10,418 for the year ended December 31, 2007 and $13,750 for the year ended December 31, 2008 approximately, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

All Other Fees

We did not incur any other fees for professional services rendered by our principal accountants during the years ended December 31, 2008 and December 31, 2007.

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

CHINA HOLDINGS, INC.

Date: March 31, 2009	By:	/s/ Julianna Lu
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Julianna Lu	Chairman of the Board of Directors	Date: March 31, 2009
Julianna Lu	Chief Executive Officer, and Chief
Financial Officer

/s/ Xiao Fei Yu	Vice Chairman and Director	Date: March 31, 2009
Xiao Fei Yu

CHINA HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS
(2008 Annual Unaudit Consolidated Financial Statement)

Page
Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet as of December 31, 2008 (unaudited)	F-3

Consolidated Statements of Losses for the years ended December 31, 2008 (unaudited) and 2007 (audited)
and the period April 3, 2002 (date of inception) to December 31, 2008 (unaudited)	F-4

Consolidated Statement of Deficiency in Stockholders' Equity for the period
April 3, 2002 (date of inception) to December 31, 2008 (unaudited)	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008 (unaudited) and 2007 (audited)
and the period April 3, 2002 (date of inception) to December 31, 2008 (unaudited)	F-9

Notes to Consolidated Financial Statements (unaudited)	F-10

CHINA  HOLDING INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2008	2007
	un-audited	audited

ASSETS

CURRENT ASSETS
Cash	$252	$9,958
Prepaid expenses and other current assets	24,812	6,723
Total current assets	25,064	16,681

Property ansd equipment, net	8,135	11,622
Intangible assets	3	3

TOTAL ASSETS	$33,202	$28,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$94,978	$72,110
Due to related parties	2,085,508	1,271,932
Total current liabilities	2,180,486	1,344,042

Commitments and Contingencies
Stockholders' Deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 1,250,000 and 1,250,000 shares issued and outstanding	1,250	1,250
Common stock, $0.001 par value, 2,000,000,000 shares authorized 186,400,000 and 180,607,060 shares issued and outstanding	186,600	180,607
Additional paid-in capital	16,804,348	15,363,037
Deficit accumulated during the development stage	(19,076,301)	(16,797,449)
Accumulated other comprehensive loss	(63,181)	(63,181)
Total Stockholders’ Deficit	(2,147,285)	(1,315,736)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$33,202	$28,306

See Notes toConsolidated Financial Statements.

CHINA HOLDING INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			results of
	For the	For the	operations from
	Year	Year	April 3, 2002
	Ended	Ended	(Inception)
	December 31	December 31	December 31
	2008	2007	2008
	un-audited	audited	un-audited

Sales	$-	$-	$8,976
Cost of goods sold	-	-	245

Gross profit	-	-	8,731

Expenses:
Advertising and promotion	25,205	45,438	192,536
Amortization of intangible assets	-	-	7,125
Consulting fees	61,263	1,211,474	4,214,563
Stock issued for failed acquisition	-	1,415,000	1,415,000
Depreciation	3,486	3,448	16,102
Interest and bank charges	171,869	102,805	462,268
Investor relations	180,522	162,194	474,195
Management fees	503,079	1,159,288	3,867,711
Office	9,323	16,337	110,272
Professional fees	80,281	244,629	1,126,145
Rent	21,352	28,310	124,558
Research and development	-	-	1,743,593
Stock based compensation	1,215,729	3,214,457	5,193,051
Travel	6,301	13,888	59,013
Vehicle	-	5,258	31,049
Total expenses	2,278,412	7,622,526	19,037,183

Net loss from operations	(2,278,412)	(7,622,526)	(19,028,452)

Other income (expenses)
Foreign exchange gain or loss	(440)	4,054	38,601
Impairment loss-licensing rights	-	-	(182,874)
Debt forgiveness income	-	14,400	96,423
Total other income (expenses)	(440)	18,454	(47,850)

Net loss	$(2,278,852)	$(7,604,072)	$(19,076,301)

Basic net loss per share	$(0.01)	(0.04)

Weighted average number of common basic and diluted shares outstanding	185,500,888	114,121,334

The components of other comprehensive loss
Net loss	$(2,278,852)	(7,604,072)
Foreign currency translation adjustment	-	(3,262)

Comprehensive loss	$(2,278,852)	(7,607,334)

CHINA  HOLDING INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			results of
	For the	For the	operations from
	Year	Year	April 3, 2002
	Ended	Ended	(Inception)
	December 31	December 31	December 31
	2008	2007	2008
	un-audited	audited	un-audited
OPERATING ACTIVITIES
Net loss	$(2,278,852)	$(7,604,072)	$(19,076,301)
Adjustments to reconcile net loss to cash used
in operating activities:
Accrued interest		-	181,570
Amortization of intangible assets		-	7,125
Amortization of deferred compensation		153,942	153,942
Stock options expense	1,268,263	338,180	2,169,053
Depreciation	3,486	3,448	16,102
Impairment loss-licensing rights		-	182,874
License rights		-	1,359,999
(Gain) loss on settlement of debt and issuance of shares		(14,400)	(104,924)
Issuance of shares to settle debt and cover financing		-	-
Non cash expenses paid with shares	179,041	-	3,382,631
Non cash interest paid with shares		326,360	326,360
Stock-based compensation	-	1,614,537	3,319,191
Warrant issued for Compensation		2,876,277	3,639,142
Stock issued for failed acquisition		1,415,000	1,415,000
Changes in operating assets and liabilities			-
Prepaid expenses and other current assets	(18,089)	91,036	126,322
Accounts payable and accrued liabilities	22,868	37,103	103,358
Net cash used in operating activities	(823,282)	(762,589)	(2,798,557)

INVESTING ACTIVITIES
Purchase of equipment	-	(4,701)	(4,701)
Purchase deposit for acquisition of companies	-	-	(19,536)
Net cash used in investing activities	-	(4,701)	(24,237)

FINANCING ACTIVITIES
Proceeds from issuance of common stock		50,000	50,000
Net advances from shareholders	813,576	730,510	2,836,225
Net cash provided by financing activities	813,576	780,510	2,886,225

EFFECT OF EXCHANGE RATE CHANGES		(3,262)	(63,180)

NET (DECREASE) INCREASE IN CASH	(9,706)	9,958	252

CASH, BEGINNING OF PERIOD	9,958	-	-

CASH, END OF PERIOD	$252	$9,958	$252

Supplemental disclosures of cash flows information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash financing activities:
Settlement of debt in common stock	$-	$320,000
	$-	$-

See Notes to Consolidated Financial Statements.

CHINA HOLDING INC.
 (a development stage company)
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS

							Deficit
							Accumulated	Accumulated
					Additional	Deferred	During	Other
	Preferred Stock		Common Stock		Paid-in	Compensation	Development	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Restated)	Stage	Loss	Total

Balance, April 3, 2002	-	$-	-	$-	$-	$-	$-	$-	$-

Issued for cash at average of $0.0026 per share in June 2002			22,895,000	22,895	35,805	-	-	-	58,700
Net loss for the period			-	-	-	-	(71,673)	-	(71,673)
Currency translation adjustment			-	-	-	-	-	532	532

Balance, December 31, 2002	-	-	22,895,000	22,895	35,805	-	(71,673)	532	(12,441)

Issued for cash at an average of $0.013 per share in November 2003			2,530,000	2,530	29,770	-	-	-	32,300
Issued for debt at an average of $0.01 per share in November 2003			3,650,000	3,650	32,850	-	-	-	36,500
Issued for consulting services at an average price of $0.076 per share in December 2003			90,000	90	6,760	-	-	-	6,850
Net loss			-	-	-	-	(149,673)	-	(149,673)
Currency translation adjustment			-	-	-	-	-	(10,590)	(10,590)

Balance, December 31, 2003	-	-	29,165,000	29,165	105,185	-	(221,346)	(10,058)	(97,054)
									-
Issued for cash at an average of $0.10 per share			1,356,700	1,357	129,464	-	-	-	130,821
Issued for debt at $0.06 per share in February 2004			310,000	310	18,490	-	-	-	18,800
Issued for consulting, professional and other services at an average price of $0.25 per share in August 2004			1,791,000	1,791	453,374	(203,125)	-	-	252,040
Issued for consulting, professional and other services at an average price of $0.22 per share in October 2004			375,000	375	80,625	-	-	-	81,000
Issued for consulting, professional and other services at an average price of $0.21 per share in November 2004			65,000	65	13,585	-	-	-	13,650
Issued for intellectual property (Note 3) in May 2004			2,200,000	2,200	189,107	-	-	-	191,307
Issued for licensing rights (Note 3) in November 2004			760,000	760	189,240	-	-	-	190,000
Exercise of options an average of $0.13 per share in August 2004			500,000	500	64,500	-	-	-	65,000
Stock based compensation			-	-	1,050,000	(140,625)	-	-	909,375
Net loss			-	-	-	-	(2,098,276)	-	(2,098,276)
Currency translation adjustment			-	-	-	-	-	(1,204)	(1,204)

Balance, December 31, 2004	-	-	36,522,700	36,523	2,293,570	(343,750)	(2,319,622)	(11,262)	(344,541)

Issued for cash at an average of $0.25 per share in February 2005			1,080,000	1,080	268,920	-	-	-	270,000
Issued for intellectual rights at $0.30 per share in March 2005			4,500,000	4,500	1,345,500	-	-	-	1,350,000
Issued for consulting at an average of $0.31 per share in May 2005			400,000	400	123,600	-	-	-	124,000
Issued for consulting at an average of $0.31 per share in July 2005			1,190,000	1,190	367,710	(257,514)	-	-	111,386
Issued for consulting at an average of $0.31 per share in Sep. 2005			786,690	787	243,087	-	-	-	243,874
Issued for consulting at an average of $0.31 per share in Oct. 2005			315,000	315	97,335	-	-	-	97,650
Issued for consulting at an average of $0.31 per share in Dec. 2005			1,876,210	1,876	560,565	-	-	-	562,441
Issued to settle debt at $0.15 per share in December 2005	1,000,000	1,000	-	-	149,000	-	-	-	150,000
Issued to settle debt at $0.17 per share in December 2005			277,753	278	46,940	-	-	-	47,218
Exercise of options at $0.10 per share in December 2005			348,578	348	34,510	-	-	-	34,858
Stock based compensation			-	-	344,667	-	-	-	344,667
Finder's fee paid			-	-	(25,000)	-	-	-	(25,000)
Shares cancelled at $0.25 per share			(700,000)	(700)	(174,300)	175,000	-	-	0
Amortize deferred compensation			-	-	-	168,750	-	-	168,750
Net loss			-	-	-	-	(3,676,679)	-	(3,676,679)
Currency translation adjustment			-	-	-	-	-	(42,401)	(42,401)

Balance, December 31, 2005	1,000,000	1,000	46,596,931	46,597	5,676,104	(257,514)	(5,996,301)	(53,663)	(583,777)

Issued for deferred compensation at an average price of $0.129 per share in January 2006			1,134,710	1,135	146,030	(147,165)	-	-	-
Issued for deferred compensation at an average price of $0.141 per share in February 2006			540,000	540	75,960	(76,500)	-	-	-
Issued for consulting, professional and other services at an average price $0.137 per share in February 2006			100,000	100	10,900	-	-	-	11,000
Stock dividend 1 for 4 in February 2006	250,000	250	12,170,419	12,170	(12,420)	-	-	-	-
Issued for consulting, professional and other services at an average price $0.102 per share in April 2006			950,000	950	96,300	-	-	-	97,250
Issued for consulting, professional and other services at an average price $0.10 per share in May 2006			250,000	250	24,750	-	-	-	25,000
Issued for consulting, professional and other services at an average price $0.095 per share in June 2006			750,000	750	70,500	-	-	-	71,250
Stock issued as donation at $0.03 per share in September 2006			100,000	100	2,900	-	-	-	3,000
Stock issued for deferred compensation $0.033 per share in September 2006			3,150,000	3,150	120,225	(123,375)	-	-	-
Issued for consulting, professional and other services at an average price $0.039 per share in September 2006			2,665,000	2,665	98,785	-	-	-	101,450
Issued for prepaid expenses in September			400,000	400	11,600	-	-	-	12,000
Stock issued to settle debt at average price $0.03 per share in October 2006			10,000,000	10,000	290,000	-	-	-	300,000
Issued for consulting, professional and other services at an average price $0.036 per share in October 2006			500,000	500	15,250	-	-	-	15,750
Issued for prepaid expenses in October 2006			3,000,000	3,000	108,000	-	-	-	111,000
Stock issued to settle debt at average price
$0.025 per share in November 2006			1,750,000	1,750	42,000	-	-	-	43,750
Issued for consulting, professional and other services at an average price $0.025 per share in November 2006			7,585,000	7,585	182,040	-	-	-	189,625
Stock issued to settle debt at average price $0.025 per share in December 2006			1,700,000	1,700	40,800	-	-	-	42,500
Issued for consulting, professional and other services at an average price $0.025 per share in December 2006			14,280,000	14,280	345,470	-	-	-	359,750
Cancellation of stock and associated dividend			(875,000)	(875)	(174,125)	-	-	-	(175,000)
Stock options compensation			-	-	562,609	-	-	-	562,609
Amortization of deferred expense			-	-	-	450,612			450,612
Issue of warrants for services			-	-	762,865	-			762,865
Net loss			-	-	-	-	(3,197,076)	-	(3,197,076)
Currency translation adjustment			-	-	-	-	-	(6,256)	(6,256)

Balance, December 31, 2006	1,250,000	1,250	106,747,060	106,747	8,496,543	(153,942)	(9,193,377)	(59,919)	(802,698)

Issued for consulting, professional and other services at an average price $0.045 per share in 2007			35,376,400	35,376	1,579,161				1,614,537
Issued for assets/acquisition payments deposits at an average price $0.07 per share in 2007			20,200,000	20,200	1,394,800				1,415,000
Cancellation of stock and associated dividend			(1,496,400)	(1,496)	1,496				0
Issued to settle debt at an average price $0.059 per share in 2007			5,400,000	5,400	314,600				320,000
Issued to purchase via PP /144 rules at $0.050 per share in November 2007			1,000,000	1,000	49,000				50,000
Issued to cover loss for financing for the company at an average price 0.024 per share in 2007			13,380,000	13,380	312,980				326,360
Grant of stock options for services					338,180				338,180
Amortization of deferred expense						153,942			153,942
Grant of warrants for services					2,876,277				2,876,277
Net loss							(7,604,072)		(7,604,072)
Currency translation adjustment								(3,262)	(3,262)

Balance, December 31, 2007	1,250,000	$1,250	180,607,060	$180,607	$15,363,037	$	$(16,797,449)	$(63,181)	$(1,315,736)

Issued for consulting, professional and other services at an average price $0.03 per share in January 2008			4,000,000	4,000	116,000				120,000
Issued for consulting, professional and other services at an average price $0.04 per share in June 2008			400,000	400	15,600				16,000
Reinstatment of stock and associated dividend in April 2008 previously cancelled in June 2006			875,000	875	34,125				35,000
Issued for consulting, professional and other services at an average price $0.011 per share in June 2008			717,940	718	7,323				8,041
Grant of stock options for services					1,215,728				1,215,728
Grant of warrants for services					52,534				52,534
Net loss							(2,278,852)		(2,278,852)
Currency translation adjustment								-	-

Balance, December 31, 2008	1,250,000	$1,250	186,600,000	$186,600	$16,804,348	$0	$(19,076,301)	$(63,181)	$(2,147,285)

See Notes to Consolidated Financial Statements.

CHINA HOLDINGS INC.
(a development stage company)

NOTES TO CONSOLIDATED UNAUDITED 2008 ANNUAL FINANCIAL STATEMENTS
FOR THE TWELVE (12) MONTHS ENDED DECEMBER 31, 2008

1.            NATURE OF OPERATIONS

China Holdings Inc. (the "Company") was incorporated in the state of Nevada in the United States of America on April 3, 2002 as AE&E Pharma Corporation. The Company changed its name on May 25, 2004, to China Health Holding, Inc. On April 18, 2005, our common stock was approved for quotation on the OTC Bulletin Board under the symbol "CHHH."  On May 1, 2007, the Company changed its name to China Holdings, Inc. The Company's common stock trades on the US over-the-counter bulletin board under the symbol "CHHL”, and The Company's new CUSIP number is 16942B 102. The Company's web site is www.chinaholding.net.

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

China Holdings, Inc. is a development-stage diversified global assets holding company headquartered in the U.S.  The Company and its subsidiaries are engaging in multiple China-focused business activities including, land & real estate development, energy, renewable energy, resources, utilities, and pharmaceutical ventures.

China Holdings is focusing on developing a total of 800 Square Kilometers of Land for Real Estate Development in Inner Mongolia PR China , which including commercial buildings, and residential development, five star hotels, shopping centers, casinos, golf courses as well as horse racing facilities and recreation and entertainment facilities, a new city will have a cosmopolitan flavors combining architecture from many of the world’s great cities including Las Vegas, Paris, London, Rome, Venice, Vancouver, Tokyo, New York, and a new city with a planned initial population of one million people in 2009-2016 in Inner Mongolia PR China.

The Company’s wholly-owned subsidiary: China Power, inc. is developing & construction of a total 2000 MW Wind Power Plants/Projects on a total of 400 Square KM (“Kilometers”) Land now in Inner Mongolia, PR China 2008 -2012. China Power, Inc. is also developing & construction of a total 250 MW Biomass Waste to Energy Plants/Projects (5) on a total of 580,000 Mu  Lands across China  in 2008 -2012. China Power, inc. is developing its renewable energy power plants in wind energy power plants, biomass clean energy & hydropower plants to reach a total potential power capacity of approximately 850 MW to 3200 MW in 2013 approximately.

China Holdings ’s objective is to achieve long-term capital appreciation through investment in companies and other entities with significant assets, investments, production activities, trading or other business interests in China or worldwide. The Company has had nominal revenues since its inception.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

a.            CONTROL BY PRINCIPAL STOCKHOLDERS

The Chairman /Founder/Chief Executive Officer/Julianna Lu owns beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the chief executive officer has the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets or business.

2.             Basis of presentation

These condensed annual consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The annual results of operations are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008. The Company’s financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated annual audit financial statements contained in the Company’s Annual Report on Form 10-K for the year ending December 31, 2008.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
2.          Planned operations have commenced, but there has been no significant revenue there from.

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

The Company will depend almost exclusively on outside capital to complete the development of its intellectual property, completion of its proposed projects and marketing of its projects. Such outside capital will include advances from the majority shareholder, proceeds from the sale of the company's common stock or preferred stock and may include borrowing from banks. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to the Company.

The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining bank loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments.

a             Consolidation

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

b             Reclassifications

Certain reclassifications to the Company’s balance sheet and income statement have been made in 2008, in order for the 2009 financial statements to conform to the presentation of these financial statements.  These reclassifications did not impact the Company’s total assets, total liabilities, net loss or stockholders deficit for the twelve (12) months ended December 31, 2008 and 2007, respectively.

c             Property and equipment

Fixed assets are stated at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets:

Computer - 30% declining balance
Furniture and fixtures - 20% declining balance

d             Net loss per common share

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

e             Fair value of financial instruments

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

f             Intangible assets

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

g             Foreign currency translation

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

h             Income taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes”, using the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

i             Stock-based compensation

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

During the years 2008 and 2007, the Company granted 70,322,247 and nil options, respectively to employees and consultants that were accounted for pursuant to SFAS No. 123(R) and 123, respectively.

During the years 2008 and 2007, the Company granted nil and 45,000,000 warrants, respectively to non-employees that were accounted for pursuant to SFAS No. 123(R) and 123, respectively.

See detailed discussion of stock based compensation in Note 7.

j             Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated on a straight line basis over their estimated useful lives of three to forty years. Maintenance and repairs are charged to expense as incurred. Significant renewals and improvements are capitalized.

k             Acquisitions

We account for acquisitions using the purchase method of accounting in accordance with the provisions of SFAS No. 141. In each of our acquisitions for the periods presented, we determined that fair values were equivalent to the acquired historical carrying costs.

l             Comprehensive Income

We follow Statement of Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income” to recognize the elements of comprehensive income. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for  the year s ended as  December31, 2008 & 2007 included net income, foreign currency translation adjustments, unrealized gains or losses on marketable securities available for sale, net of income taxes, and unrealized gains or losses on marketable securities available for sale-related party, net of income taxes.

m             Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of our Chinese subsidiaries is the Renminbi, the official currency of the People’s Republic of China, (“RMB”). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the year s ended as  December31, 2008 & 2007.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through PRC authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates applied in the translation.

n             Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the estimated fair value and the book value of the underlying asset. We did not record any impairment charges during the year s ended as  December31, 2008 & 2007.

o             Subsidiaries Held for Sale

Long-lived assets are classified as held for sale when certain criteria are met. These criteria include management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less cost to sell. See Note 14, “Subsidiaries Held for Sale,” for further information.

p             Minority Interest

Under generally accepted accounting principles when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the majority interest since there is no obligation of the minority interest to make good on such losses. We, therefore, absorbed all losses applicable to a minority interest where applicable. If future earnings do materialize, we shall be credited to the extent of such losses previously absorbed.

q             Basic and Diluted Earnings per Share

Basic income per common share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulted in the issuance of common stock that would then share in our income, subject to anti-dilution limitations.

r             Revenue Recognition

We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin (“SAB”) No. 104 and SAB Topic 13 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

j             Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115 ”. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 had no impact on our financial statements as of September 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 159 on our financial statements.

 In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141No. (R),") which replaces SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109, "Accounting for Income Taxes," such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements." SFAS No. 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and requires (i) classification of non-controlling interests, commonly referred to as minority interests, within stockholders' equity, (ii) net income to include the net income attributable to the non-controlling interest and (iii) enhanced disclosure of activity related to non-controlling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 will have a material effect on its consolidated financial statements.

In February 2008, the Financial Accounting Standards Board ("FASB") issued FSP No. SFAS 157-2, which delays the effective date of SFAS No. 157, "Fair Value Measurements," for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This FASB Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. SFAS 157-2. We are currently evaluating the effects, if any, that FSP No. SFAS 157-2 may have on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Lives of Intangible Assets ("FSP 142-3"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP No. 142-3 to have a material effect on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The adoption of this statement will not have an impact on the Company's consolidated financial statements.

In October 2008, the FASB, issued FSP No. SFAS 157-3 ("FSP 157-3"), "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." FSP 157-3 clarifies the application of SFAS No. 157, "Fair Value Measurements," in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP157-3 is effective immediately, including prior periods for which financial statements have not been issued. The Company has adopted FSP 157-3 effective with the financial statements ended November 1, 2008. The adoption of this statement will not have an impact on the Company's consolidated financial statements.

3.            TANGIBLE ASSETS

a.             Land /Assets  purchase agreements

800 Square Kilometers of Land for Real Estate Development in Inner Mongolia, PR China

On February 28, 2009,  China Holdings, Inc. (the “Company”) has legally secured a Land Acquisition & Development, Land Right & Ownership Contract ("the Contract") with local municipal government, Inner Mongolia, P.R. China to exclusively acquire and develop a total of  800 Million Square Meters of  Lands (Residential, Commercial, Industrial and Recreation Lands) at the fixed prices of : 1) 100 Million Square Meters (City Centre) Lands at 58,000 Yuan (China Currency) per mu (1 Mu = 667 Square Meters), and 2). Additional 700 Million Square Meters at 100,000 Yuan per mu. The Contract allows the Company to acquire all or part of the 800 Million Square Meters of Lands (Residential, Commercial, Industrial and Recreation Lands) in the next seven (7) years exclusively with non-competition & non-solicit legal protection for the local inner Mongolia government

China Holdings focuses on 800 Square Kilometers of Land for Real Estate Development in Inner Mongolia, PR China in 2009 – 2016. The multi-billion dollar value inherent in the China Holdings’ unique position of The Land Acquisition & Development, Land Right & Ownership for the 800 Square KM (“Kilometres”) Lands of Residential, Commercial, Industrial and Recreation Lands in Inner Mongolia PR China are truly extraordinary with multi-billions dollars values,  and the progress the Company has made on its initiatives for the coming years signals the ability to capitalize on the underlying potential multi-billions dollars assets & profits of land /real estate/properties development in Inner Mongolia, China.

China Holdings, Inc.’s Ultimate Master Plan – Phase I - will consist of 100 Square Kilometers of land in Inner Mongolia, PR China. The Company’s objective is maximizing the value of every square meter of land to China Holdings & shareholders’ ultimate benefit/value, and the New City in Inner Mongolia PR China. The master plan will be not only exciting but a presentation package that will assist China Holdings’ further worldwide selling partial of 100 Square KM land parcels to the top international developers at ultimate values: with multi-billion dollars assets & revenues.The New “China-Las Vegas” City which China Holdings is developing now in Inner Mongolia PR China will generate multi-billion dollars revenues & assets annually in 1- 20 years like US Las Vegas City in 2006 – 2007 and will provide as A New World-“China-Las Vegas” City  in China to the World.

China Power, Inc.
400 Square Kilometers Land for 2000 Megawatts Wind Power Plants  Developme

On November 26, 2008, China Holdings, Inc. and its’ controlled subsidiary: China Power, Inc. ( together ( “ the Company”) has already executed A Land Acquisition, Land Right & Ownership Agreement (“ the Agreement”) with local municipal government in Inner Mongolia, P.R. China to exclusively acquire a total of 400 Square KM of Industrial lands at a fixed price of 58,000 Yuan ( China Currency) Per Mu Lands ( 1 Mu = 667 Square Meters) with non-competition & non-solicit protections from the local government. The Agreement allows the Company to acquire all or part of the 400 Square KM of Industrial lands in next four years exclusively. The Agreement also allows the Company to apply for partial Lands RE-ZONING into Residential Lands or/and Commercial Lands for further Lands Development. China Holdings, Inc. (the “Company”)’s controlled subsidiary: China Power, Inc. focuses on its developing and construction of 2000 Megawatts Wind Power Plants/Projects on this 400 Square Kilometers lands in Inner Mongolia, PR China in 2009 – 2013.

The Company has not recorded the tangible assets of the total 12,000 Sq KM lands/assets & the proprietary rights as fair-valued tangible assets yet as the year ending as December 31 2008, but will record the 12,000 Square KM lands/assets & the proprietary rights as fair-valued tangible assets after further Valuation for the Company’s 12,000 Square KM lands/assets/& the proprietary rights as fair-valued tangible assets  in the Company’s 2nd Quarter ending in 2009 Financial Statement/SEC Form 10Q in August, 2009.

b.            Renewable Energy Power Plants/Assets purchase agreements

2000 Megawatts Wind Power Plants/Projects  Assets purchase agreements

In September, 2008, China Holdings, Inc. and its controlled subsidiary, China Power Inc. have secured exclusive rights/agreements with local government in Inner Mongolia China to exclusively develop and construct Wind Power Plants to generate 2,000 MW (“Megawatts”) of electricity on a total 400 Square KM land with non-competition & non-solicit protections from the local government. Under the China Renewable Energy Laws and Registrations, the China State Power Grid has guaranteed to purchase 100% of the power generated by China Power, Inc.’s Wind Power Plants (2,000 MW) at 0.55 Yuan per kilowatt hour or approximately $0.08 per kilowatt hour, with a 4% increase annually for 25 years with additional guaranteed extension terms. China Power expects total gross revenue of 2,750 Million Yuan (2,000,000 Kilowatts x 2500 Hours x 0.55 Yuan/Kwh) in 4 -5 years upon 2,000 MW Wind Farm Power Plants in full production.

The value inherent in China Power's unique position through its 2000 MW Wind Power Plants/Projects is truly extraordinary, and the progress the China Power has made on its initiatives for the coming years signals the ability to capitalize on the underlying potential of renewable energy power plants & industry in China, or/and worldwide.

250 Megawatts Bomass Power Plants/Projects  Assets purchase agreements

The Company, via its controlled owned subsidiary China Power, has entered a total of five (5) development, investment and construction agreements with local China Governments to develop, invest and construct a total of  five (5) biomass energy power generation plants/projects with a total potential power capacity for 50MW x 5 = 250 MW in pipeline. The development and construction of the facilities will require approximately $78,000,000 for each 50MW biomass plant/project. The development and construction of the facilities are subject to the Company completing certain due diligence requirements and obtaining financing from third parties.

The Company, via its controlled owned subsidiary: China Power will consolidate/develop its construction plan/execution  on its five 50 MW biomass power plants, for a total of 250 MW in Hebei, Hunan, AnHui and Inner Mongolia Provinces, PR China in 2009-2013. China Power has completed two (2) Biomass Plants/projects’feasibility studies in 2008 via: China Electric & Design Institute, owned/controlled by China National Mechanical & Industrial Minister (“CEI”) (China-National-Top-Rank (6) Engineering Firm). However, due to current world economy crisis, China Power & CEI expect to reduce 20%-30% total construction cost from 600 millions RMB down to 400 millions RMB for each 50 MW biomass plants/projects. China Power have also completed three (3) fuel analysis completed for three biomass plants/projects. China Power expects to break ground on the biomass projects in 2009, with completion in 24 to 36 months. Under China Renewable Energy Laws and Registrations, the China State Power Grid has agreed to purchase 100% of the electricity power generated by the company’s five biomass power plants at 0.60 Yuan per kilowatt hour or approximately $0.088 per kilowatt hour, with a 4% annual increase for 25 years, and additional guaranteed extension terms. China Power expects to reach a total of gross revenue: 900 millions RMB = 5 x 50,000 KW x 6000 Hours x 0.60 Yuan in 4 -5 years upon 250 MW -5 Biomass  Power Plants in full production. The net income is estimated as 45% of the total gross revenue.

The Company has not recorded the tangible assets of the total 2250 Megawatts Renewable Power Plants/ Assets purchase as fair-valued tangible assets yet as the year ending as December 31 2008, but will record the recorded  the total 2250 Megawatts Renewable Power Plants/ Assets as fair-valued tangible assets after further Valuations on the Company’s 2250 Megawatts Renewable Energy Power Plants/Projects/Assets Valuation  in the Company’s 2nd Quarter ending in 2009 Financial Statement/SEC Form 10Q in August, 2009.

c.            PROPERTY AND EQUIPMENT

	December 31,
	2008	2007
Computer Equipment	$20,846	$20,846
Furniture & Fixtures	3,392	3,392
Less: accumulated depreciation	(16,102)	(12,616)
	$8,135	$11,622

Depreciation expense amounted to $3,448 and $4,262 for the years ended December 31, 2008 and 2007, respectively.

4.            INTANGIBLE ASSETS
a.             Pharmaceutical Assets  purchase agreements

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

b.            Nutraceuticals Products Licensing rights agreement

During the fiscal year 2004, the Company entered into various agreements with Hotway Nutraceuticals Canada Co., Ltd. (“Hotway”), a British Columbia company. The intangible assets acquired from Hotway were written down to $1 during 2004.

5.            Unregistered Sales of Equity Securities TO MAJOR SHAREHOLDERS

On March 12, 2006, China Health Holdings, Inc (the "Company") agreed to issue 5,000,000 shares of the Company's common stock to Julianna Lu, the Company's Founder and Chief Executive Officer/Chairpersom, as consideration for the forgiveness of loans in the aggregate amount of USD$300,000 previously advanced to the Company by Ms. Lu. As additional consideration, the Company agreed to issue to Ms. Lu, five year warrants to purchase 10,000,000 shares of the Company's common stock, exercisable at a price of $.10 and ten year warrants to purchase 10,000,000 shares of the Company's common stock exercisable at a price of $.20. The warrants have piggy back registration rights with respect to the shares of common stock issuable upon exercise of the warrants. Upon exercise of the warrants and payment of the applicable exercise price, the shares of common stock shall be fully paid and non-assessable and shall have the same rights, including voting rights, as other shares of common stock of the Company. The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") with respect to the foregoing, pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder.

On October 12, 2006, China Health Holdings, Inc (the "Company") agreed to issue 10,000,000 shares of the Company's common stock to Julianna Lu, the Company's Founder and Chief Executive Officer, as consideration for the forgiveness of loans in the aggregate amount of USD $300,000 previously advanced to the Company by Ms. Lu. As additional consideration, the Company agreed to issue to Ms. Lu, five year warrants to purchase 10,000,000 shares of the Company's common stock, exercisable at a price of $.10 and ten year warrants to purchase 10,000,000 shares of the Company's common stock exercisable at a price of $.20.  The warrants have piggy back registration rights with respect to the shares of common stock issuable upon exercise of the warrants. The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") with respect to the foregoing, pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder.

On  December 22, 2005, the Board of Directors of the Company approved the issuance of 1,000,000 shares Series A Preferred Stock issued to Julianna Lu at a price of $0.15 in consideration for the forgiveness of a loan to the Corporation in the aggregate amount of one hundred and fifty thousand (USD$150,000), subject to the filing of the Certificate of Designation with the State of Nevada.  These shares were issued pursuant to the exemption from registration provided by Section 4(2) under the Securities Act of 1933.  On February 21, 2006, the "Company" filed a Certificate of Designation, Powers Preferences and Rights of Series A Preferred Stock with the state of Nevada.  Of the Company's 20,000,000 shares of authorized preferred stock, the Certificate of Designation authorizes the Company to issue up to 1,000,000 shares of Series A Preferred Stock, par value $0.001 per share.  The Series A Preferred Stock has a stated value of $0.15 and a liquidation preference over the Company's common stock and any other class or series of capital stock whose terms expressly provide that the holders of Series A Preferred Stock should receive preferential payment.  Holders of Series A Preferred Stock are entitled to vote on all matters submitted to shareholders of the Company and are entitled to two votes for each share of Series A Preferred Stock owned.  Holders of shares of Series A Preferred Stock vote together with the holders of common stock on all matters and do not vote as a separate class, etc.

6.            DUE TO MAJOR SHAREHOLDERS

The Company has received advances/funds/loans from two major shareholders which bear interest at 10% per annum with no specific repayment terms. The tables below detail transactions during the twleve months ended December 31, 2008. The amounts outstanding loan were $2,085,508 as at December 31 2008  (2007 - $1,271,932) which are due to Julianna Lu, the Company’s CEO/Founder/Chairwoman for a total of $1,630,489 (2007 - $974,447) and also due to Xiaofei Yu, the Company’s Vice Chairman for or a total of $455,018 ($297,484). Accrued interest expense to directors and shareholders for the Years ended December 31, 2008 and 2007 was $171,311 and $102,032, respectively.

The table below details transactions related to the loan payable to the Company's Chairman, Founder and Chief Executive Officer/Julianna Lu during the year ended December 31, 2008:

Beginning balance payable, December 31, 2007	$974,448
Accrued management fees	360,000
Accrued interest	133,776
Advances from Chief Executive Officer	162,266
Ending balance payable, December 31, 2008	$1,630,489

The table below details transactions related to the loan payable to the Company's Vice Chairman/Xiaofei Yu during the year ended December 31, 2008:

Beginning balance payable, December 31, 2007	$297,484
Accrued management fees	120,000
Accrued interest	37,354
Advances from Vice Chairman	-
Ending balance payable, December 31, 2008	$455,018

7.            CAPITAL STOCK

Treasure Position

The total authorized capital of the Company consists of 2,000,000,000 voting common shares with a $0.001 par value and 20,000,000 preferred shares with a $0.001 par value. On March 28, 2005, the Company increased the authorized common shares from 55,000,000 shares to 300,000,000 shares. On February 22, 2008, the Company increased the authorized common shares from 300,000,000 shares to 2,000,000,000 shares.

Preferred Stocks Issued

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

On  February  28,  2006, the Company agreed to issue up to 250,000 shares of Series A preferred stock with a par value of $0.001 per share to Julianna Lu as legally  the Company declared  & issued a stock dividend of one share of common stock for every share four shares of common  stock held by  shareholders  of record at the close of business on February 28, 2006

25% Stocks Dividends Issued to Shareholders on February 28, 2006

On  February  28,  2006,  the Company  issued a press  release & legally filed with SEC Form 8-K for  announcing  that the Company has  declared a stock dividend of one share of common stock for every share four shares of common  stock held by  shareholders  of record at the close of business on February 28, 2006. Stock certificates have been mailed to all shareholders without further action on their part on or about March 17, 2006. Fractional shares resulting from the stock dividend will be rounded down to the nearest share. The information in Item 8.01 of this report  regarding  the foregoing  press release shall not be deemed  "filed" for purposes  of  Section 18 of the  Securities  Exchange  Act of 1934 or  otherwise subject to the liabilities of that section,  nor shall it be deemed incorporated by reference in any filing under the  Securities  Act of 1933 or the  Securities Exchange  Act of 1934,  except as expressly  set forth by specific  reference in such a filing.

Year Ended December 31, 2008:

As of  December 31, 2008, the Company had a total of 186,600,000 outstanding shares of Common Stock , and 1,250,000 shares of Series “A” Preferred Stock, and 77,173,669 outstanding and issued of Common Stock Option, and 69,900,000 outstanding and issued of Common Stock Warrants.

During the period ended December 31, 2008, the Company issued a total of 5,992,940 common shares for services at an average of $0.03 per share for a total consideration of $179,041.

On January 23, 2008, the Company issued 4,000,000 shares of common stock with a fair value of $.03 per share for consulting services; $120,000 is included in consulting services for 2008.

On February 12, 2008 the Company issued 400,000 shares of common stock with a fair value of $.04 per share for consulting services.  The shares were issued in the amounts of 200,000 equally to two individuals, one of which was a director of the Company; $16,000 is included in consulting services for 2008.

On April 28, 2008, the Company reinstated 875,000 shares of common stock with a fair value of $.04 per share, which were previously cancelled on December 31, 2006; $35,000 is included in investor relation services for 2008.

On April 28, 2008, the Company issued 717,940 shares of common stock with a fair value of $.011 per share for office rent; $8,041 is included in rent expense for 2008.

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

8.                 STOCK OPTIONS AND STOCK WARRANTS

a.                 STOCK OPTIONS

The Company periodically grants stock options to provide incentive to employees, officers, and consultants, with resolution and approval from the Board of Directors. All issuances vest immediately and have varying expiration timelines. As at December 31, 2008 and 2007, there were 77,173,669 and 10,351,422 of the outstanding options which were exercisable, respectively.

To calculate the stock-based compensation under SFAS 123R, the Company used the Black-Scholes option-pricing model. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.

In 2008 the Company granted 70,322,247 options (2007 – nil) to employees and consultants that were accounted for pursuant to SFAS No. 123(R) and 123. The weighted-average fair value per stock option granted in 2008  was $0.017 (2007 – $nil). The fair value of the options granted in 2008 was recorded at $1,215,729 using a Black-Scholes model with the following weighted average assumptions: no dividend yield, expected volatility of 284%, risk-free interest rate of 4.85% and an expected life of 8.45 years.

The following table summarizes all stock options granted, exercised and expired in the years ended December 31, 2007 and 2008:

	Shares underlying Options	Weighted Average Exercise Price
Outstanding as of December 31, 2007	10,351,422	$0.17
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding as of December 31, 2006	10,351,422	$0.17
Granted	70,322,247	0.02
Exercised	-	-
Expired or cancelled	(3,500,000)	0.18
Outstanding as of December 31, 2008	77,173,669	$0.03

The following table summarizes information concerning currently outstanding stock options as at December 31, 2008.

Exercise Price	Options Outstanding December 31, 2008	Weighted Average Remaining Life in Years	Options Exercisable at December 31, 2008
$0.100	2,500,000	0.42	2,500,000
$0.100	251,422	0.46	251,422
$0.300	600,000	0.46	600,000
$0.200	2,500,000	2.00	2,500,000
$0.200	1,000,000	0.10	1,000,000
$0.100	3,000,000	0.00	3,000,000
$0.500	3,000,000	0.92	3,000,000
$0.100	3,000,000	1.43	3,000,000
$0.029	16,000,000	9.42	16,000,000
$0.025	9,000,000	9.47	9,000,000
$0.100	1,000,000	0.74	1,000,000
$0.200	1,000,000	1.74	1,000,000
$0.500	1,000,000	1.74	1,000,000
$0.100	322,247	1.74	322,247
$0.011	33,000,000	9.74	33,000,000

$0.030	77,173,669	7.46	77,173,669

A summary of the 70,322, 247 stock options granted during the year ended December 31, 2008 are listed below:

On May 29, 2008 the Company granted 3,000,000 stock options to an investor relations firm with an exercise price of $0.10 per share which expire January 1, 2009.

On May 29, 2008 the Company granted 3,000,000 stock options to an investor relations firm with an exercise price of $0.50 per share which expire December 1, 2009.

On June 2, 2008 the Company granted 6,000,000 stock options to a director of the Company with an exercise price of $0.029 per share for a period of ten years.

On June 2, 2008 the Company granted 10,000,000 stock options to a director of the Company with an exercise price of $0.029 per share for a period of ten years.

On June 5, 2008 the Company granted 2,000,000 stock options to a management consultant to the Company with an exercise price of $0.10 per share for a period of two years.

On June 5, 2008 the Company granted 1,000,000 stock options to a management consultant of the Company with an exercise price of $0.10 per share for a period of two years.

On June 20, 2008 the Company granted 6,000,000 stock options to a director of the Company with an exercise price of $0.025 per share for a period of ten years.

On June 20, 2008 the Company granted 3,000,000 stock options to a consultant of the Company with an exercise price of $0.025 per share for a period of ten years.

On September 26, 2008 the Company granted 3,000,000 stock options to an investor relations consultant of the Company.  The options are segregated in three equal denominations of 1,000,000, and three separate exercise prices of $0.10, $0.20 and $0.50 with respective expiry terms of one year, two years and two years accordingly.

On September 26, 2008 the Company granted 322,247 stock options to an IT consultant of the Company with an exercise price of $0.10 per share for a period of two years.

On September 26, 2008 the Company granted 10,000,000 stock options to an energy consultant of the Company with an exercise price of $0.0112 per share for a period of ten years.

On September 26, 2008 the Company granted 17,000,000 stock options to a director of the Company with an exercise price of $0.0112 per share for a period of ten years.

On September 26, 2008 the Company granted 6,000,000 stock options to a director of the Company with an exercise price of $0.0112 per share for a period of ten years.

b.                 STOCK WARRANTS

The Company periodically grants warrants to non-employees for various services and remuneration arrangements, with resolution and approval from the Board of Directors. All issuances vest immediately and have varying expiration timelines. As at December 31, 2008 and 2007, there were 69,900,000 and 74,650,000 of the outstanding warrants which were exercisable, respectively.

To calculate the stock-based compensation under SFAS 123R, the Company used the Black-Scholes pricing model. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, risk-free interest rate, and the expected life of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected volatility, holding period, and forfeitures of options are based on historical experience.

In 2008 the Company granted nil options (2007 – 45,000,000) to consultants that were accounted for pursuant to SFAS No. 123(R) and 123. The weighted-average fair value per warrant issued in 2007 were  $0.064 (2008 – $nil). The fair value of the warrants granted in 2007 was recorded at $2,873,277 using a Black-Scholes model with the following weighted average assumptions: no dividend yield, expected volatility of 301%, risk-free interest rate of 4.85% and an expected life of 5 years.

The following table summarizes all warrants granted, exercised and expired in the years ended December 31, 2007 and 2008:

	Shares underlying Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2007	31,750,000	$0.15
Granted	45,000,000	0.21
Exercised	-	-
Expired or cancelled	(2,100,000)	0.15
Outstanding as of December 31, 2006	74,650,000	$0.19
Granted	-	-
Exercised	-	-
Expired or cancelled	(4,750,000)	0.18
Outstanding as of December 31, 2008	69,900,000	$0.19

The following table summarizes information concerning currently outstanding warrants as at December 31, 2008.

Exercise Price	Warrants Outstanding December 31, 2008	Weighted Average Remaining Life in Years	Warrants Exercisable at December 31, 2008
$0.10	20,000,000	2.81	20,000,000
$0.20	37,900,000	4.78	37,900,000
$0.15	6,000,000	3.17	6,000,000
$0.30	1,000,000	0.83	1,000,000
$0.50	5,000,000	3.84	5,000,000

$-	69,900,000	3.95	69,900,000

8.            RELATED PARTY TRANSACTIONS

The Company has entered into the following related party transactions.  These transactions are considered in the ordinary course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties as year ended December31, 2008

a)
The company accrued management fees for the Chief Executive Officer and Chairperson of Board / Chief Financial Officer for the Years ended December 31, 2008 and 2007 was $480,000 and $375,000 respectively.

b)
From time to time the Company receives advances from the directors of the Company and total advances received during the years ended December 31, 2008 and 2007 were $162,266 and $102,032, respectively.

c)
The Company records all amounts/loans due to two executives/directors in amounts due to related parties as disclosed in Note 5.  The amounts due to related parties are unsecured and due on demand and earn interest at the rate of 10% per annum.  The balance due to the executives/directors as at the years ended December 31, 2008 and 2007 was $2,085,508 and $1,271,932 respectively.

d)	The Company recorded $171,310 in interest on the amounts due to related parties in the year ended December 31, 2008, which are included in the balance recorded in 8(c) above

9.            COMMITMENTS AND EMPLOYMENT AGREEMENTS/CONSULTANTS

•
on January 1, 2008, Pursuant to various management and consulting contracts the Company has committed to pay (i) a monthly management fee of $30,000 to the Chairman/Chief Executive Officer/ Chief Financial Officer/ Chief Operation Officer on January 1, 2008 (ii) a monthly management fee of $10,000 to the Vice Chairman/President. The management fees have not been paid by the Company and are included in shareholder loans on the balance sheet. Payment terms are unscheduled.

•
On August 3 2007, the Company appointed Mr. Chen as Senior Vice President of China Power, Inc., the Company’s wholly owned subsidiary. The Company has issued a total of 250,000 common stocks in July 2007. Additional compensation will be based on further projects and performances basis. As of December 31 2007, the Company has issued to Mr. Chen an additional 1,500,000 common shares for his services to the Company and subsidiary.

•
On April 3, 2007, the Company appointed Mr. Shon as the chairman of its advisory board. The Company has issued Mr. Shon a total of 500,000 shares of common stocks and a total of 16,000,000 common stocks warrants at an exercise price of $0.20 &$0.25 per share. These warrants expire three years form the date of grant.

10.           INCOME TAX

The Company is subject to US Federal and State income taxes. As of December 31, 2008 the Company has not achieved profitable operations in any year since their inception. Accordingly, no income tax provision has been provided for any year since inception. The Company has a net operating loss (“NOL”) carry forward for United States income tax purposes at December 31, 2008 expiring through the year 2027. Management estimates the NOL as of December 31, 2007 to be approximately $1,850,000. The Company’s subsidiaries in China are governed by the Income Tax Law of the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of approximately 33% (30% state income tax plus 3% local income tax). As the Company’s Chinese subsidiaries have not commenced operations, the Company has not provided for any PRC income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for these deferred tax assets as it is more likely than not that realization will not occur. The Company’s fully reserved deferred tax asset as of  December 31, 2007 to be approximately $1,850,000.

11.           SUBSEQUENT EVENTS

On February 9, 2009, China Holdings, Inc. (the “Company”) has also reached AMENDEDRESOLUTIONS (based on initial RESOLUTIONS on January 19, 2009) as disclosed in SEC Form 8-K on February 10, 2009, as the following:

•
Amended Resolution: the Company has finally agreed to pay for “Vintage Filings, LLP” with a total of 2,300,000 common stocks as SEC 144 rules/legends for “Vintage Filings, LLP”’s  all fairly valued services in 2008 and services in 2009 as defined agreed mutually. The Company agreed to legally issue/delivery the 2,300,000 common stocks certificate to “Vintage Filings, LLP” within 30-45 days via its SEC Registered Stock Transfer Agent.

•
Amended Resolution: the Company has finally agreed to pay for “Cooley Godward Kronish, LLP” with a total of 700,000 common stocks as SEC 144 rules/legends legal  fairly valued services from “Cooley Godward Kronish, LLP” to the Company’s 2Q 2008 SEC Form 10Q legal compliances. The Company agreed to legally issue/delivery the 700,000 common stocks certificate to “Cooley Godward Kronish, LLP” within 30-45 days via its SEC Registered Stock Transfer Agent.

•
Amended Resolution: the Company has finally agreed to pay for “XinHuaPRNewswire” with a total of 800,000 common stocks as SEC 144 rules/legends for the press releases/ fairly valued services to the Company in 2008. The Company agreed to legally issue/delivery the 800,000 common stocks certificate to “XinHuaPRNewswire” within 30-45 days via its SEC Registered Stock Transfer Agent.

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

•	On February 9, 2009, Amended Resolution: the Company has agreed to Zheng Lun-Fan resignation from the Board of Directors of the Company.

•
On February 12, 2009, the Board of Directors approved the grant of 1,000,000 stock options with an exercise price of $0.02 per share for a period of one year, to Wall Street Reporter regarding a remuneration package for investor relation services being provided to the Company as further disclosed in a Form 8-K filed February 12, 2009.

On February 12, 2009, the Company has approved to issue a total of 500,000 common stocks ( as SEC 144 rules/legends) to the Company/Subsidary’ Senior Vice President as “Bonus Compensation” for his management consulting services to the Company in 2008.

On February 12, 2009, the Board of Directors approved the grant of 1,000,000 stock options with an exercise price of $0.02 per share for a period of one year, to Wall Street Reporter regarding a remuneration package for investor relation services being provided to the Company as further disclosed in a Form 8-K filed February 12, 2009.

•
On February 27, 2009, China Holdings, Inc. (“The Company”) has approved A BOARD RESOLUTION that James H. Simpson/Bevitor Holdings (Barbados) will remain as part-time IR consultant to assist the Company’s Global Investors Relationship and Public Relationship. The Company agrees to remain legally effective of A Total of 6,000,000 common stocks options/warrants  (at the prices of US$0.20 & US$0.25) which granted to Mr. Simpson/Bevitor Holdings in later 2008 with an  effective period until Dec 31, 2012. Currently, James H. Simpson Bevitor Holdings (Barbados) hold of more than 5-6 millions common stocks of China Holdings, Inc. (SEC 144 rules/legends) since the Company started trading on OTCBB in later 2005.

On February 27, 2009, China Holdings, Inc. (“The Company”) has approved A BOARD RESOLUTION that James H. Simpson/Bevitor Holdings (Barbados) will remain as part-time IR consultant to assist the Company’s Global Investors Relationship and Public Relationship. The Company agrees to remain legally effective of A Total of 6,000,000 common stocks options/warrants  (at the prices of US$0.20 & US$0.25) which granted to Mr. Simpson/Bevitor Holdings in later 2008 with an  effective period until Dec 31, 2012. There is  no other agreements/compensations to James H. Simpson/Bevitor Holdings since 2006.

On February 27, 2009, China Holdings, Inc. (“The Company”) has approved A BOARD RESOLUTION that Ronald Shon, a Successful Canadian Businessman, will remain as the Chairman of Advisory Board of the Company in 2009-2010 for his roles of corporate financing and global strategy. The Company has legally granted Ronald Shon with a total 15,000,000 common stocks options/warrants (at the prices of US$0.20 & US$0.25) in 2007-2008 and issued/compensated with a total of 500,000 common stocks (as SEC 144 rules/legends) in 2007.

•
On February 27, 2009, the Board of Directors approved the issuance of 30,000,000 restricted 144 common shares to the CEO/Chairperson of the Company in consideration for significant 800 Sq KM lands assets/projects contributed to the Company as further disclosed in a Form 8-K filed February 27, 2009.

•
On March 3, 2009, the Board of Directors approved the issuance of 18,000,000 restricted 144 common shares to the CEO/Chairperson of the Company in consideration for significant 800 Sq KM lands assets/ projects contributed to the Company as further disclosed in a Form 8-K filed On March 3, 2009

•
On March 3, 2009, the Board of Directors approved the issuance of 4,000,000 restricted 144 common shares  in 2009 to a Senior Vice President of the Company in consideration for significant services to the Company in 2009 as disclosed details in a Form 8-K filed On March, 2009..

•
On March 18, 2009, China Holdings, Inc. (the “Company”) has approved the Company’s further development  plan of  An Initial Public Offering ( “ IPO”) US$200 - US$400 million  of “China Holdings, Inc.” in 2010 – 2011 upgrade:

i.	NASDAQ Small Cap Market or New York Stock Exchange, USA
ii.	Toronto Stock Exchange (TSX or TSX –V), Canada
iii.	AIM in London Stock Exchange, England

•
On March 18, 2009, China Holdings, Inc. (the “Company”) has  approved the Company’s further development of US$1,000,000 private placement offering, pursuant to Regulation S promulgated under the Securities Act of 1933, and pursuant to  Rule 501(a) of Regulation D under the Securities Act of 1933,as amended (the “Securities Act”) and WHEREAS, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, the Company is offering up to 20,000,000 shares of the Company’s common stock (SEC 144 rules/legends) and warrants (SEC 144 rules/legends)to purchase 20,000,000 shares of the Company’s common stock in a private placement (the “Offering”) on the terms and conditions set forth herein: for each share of the Company’s common stock, $.001 par value (“Shares”), at a premium purchase price of USD $0.05 per share (the “Common Stock”), and  includes One (1) warrant (the “Warrant”) to purchase per share of Common Stock: the warrant is exercisable for a period of  (12) months, at a price $US0.20 per share. Upon further completion, the Company will file with SEC FORM 8-K for further legal disclosure and proper sec rules compliances.

The Use of Proceeds of US$1,000,000 is for the Company’s Master Plan of Land /City Planning: Phase IA Land Development:  The City Center: 20 Square KM land of 100 Square Kilometer Land in Inner Mongolia, PR China. China Holdings, Inc. is planning to fully complete The Master Plan of Land /City Planning: Phase IA:  The City Center: 20 Square KM land of  100 Square Kilometer Land in Inner Mongolia, PR Chin in four (4) months in August – September 2009 approximately. China Holdings, Inc.’s Master Plan : The Land and City Planning - The Phase IA master plan is consist of 20 Square Kilometers of land in Inner Mongolia, PR China: which provide with all the urban planning & designs for all the streets & buildings ( commercial, residential, industrial, & recreations) in initial 20 Sq. KM land – China Holdings, Inc. ‘s  objective is maximize the value of every square meter of  20 – 100 Sq KM land as the ultimate value as multi-billion dollars assets/revenues.

•
On March 18, 2009, China Holdings, Inc. (the “Company”) has approved the Company’s further development plan of  An Initial Public Offering ( “ IPO”) US$200 - $400 million of “China Power, Inc.” in 2010-2011 to list “China Power, Inc.” onto Toronto Stock Exchange or TSX –V enture in Canada or/and NASDAQ Small Cap Market.

•
On March 18, 2009, China Holdings, Inc. (the “Company”) has also approved the Company’s controlled subsidiary: China Power, Inc.’s further development of US$3,000,000 private placement offering, pursuant to Regulation S promulgated under the Securities Act of 1933, and pursuant to  Rule 501(a) of Regulation D under the Securities Act of 1933,as amended (the “Securities Act”) and WHEREAS, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, the Company is offering up to 6,000,000 shares of the Company’s common stock (SEC 144 rules/legends) and warrants (SEC 144 rules/legends)to purchase 6,000,000 shares of the Company’s common stock in a private placement (the “Offering”) on the terms and conditions set forth herein: for each share of the Company’s common stock, $.001 par value (“Shares”), at a premium purchase price of USD $0.50 per share (the “Common Stock”), and  includes One (1) warrant (the “Warrant”) to purchase per share of Common Stock: the warrant is exercisable for a period of  (12) months, at a price $US1.00 per share. Upon further completion, the Company/China Power, Inc. will file with SEC FORM 8-K further legal disclosure and proper sec rules compliances.

The Use of Proceeds of US$3,000,000 are for the completion of  China Power, Inc.’s 2000 MW Wind Power Plants - Phase I - Wind Resources Monitoring Programs -300 MW Wind Power Plants" in 2009 for 6-12 months programs on 300 MW Wind Power Plants as Phase I Development/Plan. The company expects to break ground in 2009-2010 for the initial 300 MW of wind power, to be completed in 2-3 years.