Form 10-K/A
period 2008-12-31
China Holdings, Inc.
filed 2009-04-16
CIK 1302331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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
Issuer’s telephone Number: 1-778-995-0789

Mailing Address
Suite #601 – 110 Dai-Hou-Bei-Li, Hai-Dian-District, Beijing, PR China 100091
Issuer’s telephone Number: 1-778-995-0789

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

The aggregate market value of the issued and outstanding common stock held by non-affiliates of China Holdings, Inc. based upon the closing price of the Common Stock as quoted on the Over the Counter Bulleting Board (OTCBB) on April 10, 2009, was approximately $1,000,000.

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

Recent Development

On April 10, 2009, Julianna Lu/ The Company’s Founder/Chairwoman/CEO/CFO/Creditor and China Holdings, Inc (the “Company”) have  approved Further Development & Execution Schedule as the following:

The Master Land Developer: Julianna Lu and China Holdings, Inc. for
800 Square Kilometer Land /City Development
Phase I: Urban Design & Framework Structure Master Planning for
100 Square Kilometer Land /City Development: A New City: China Las Vegas
Budget: US$1 million - US$1.5 million will be financed by Julianna Lu & China Holdings.
Completion /Deliverable Schedule: September/October 2009 (4 -5 months Approximately)
Website: www.chinaholding.net
North America Line: 1-778-995-0789

As the Master Land Developer, Julianna Lu / The Company’s Founder/Chairwoman/CEO/CFO/Creditor (or/and  Julianna’s  further legal independent nominee) & China Holdings, Inc. are consolidating:  Phase I Land Development : 800 Square Kilometer Land /City Development: Urban Design & Framework  Structure Master Planning: 100 Square Kilometer Land /City Development: A New City: China Las Vegas in Inner Mongolia PR China.

As the Master Land Developer, the objective of Julianna Lu/China Holdings’ Urban Design & Framework  Structure Master Planning for 100 Square Kilometer Land /City Development: A New City: China Las Vegas in Inner Mongolia PR China:  is to maximize the value of every square meter of 100 Square KM land parcels into multi-billion dollars profits multi-billion dollars assets as the ultimate values for Julianna Lu & China Holdings/All Public Shareholders in China, USA and Worldwide, as well as to People & Government in Inner Mongolia PR China.

The multi-billion dollar value inherent in Julianna Lu & China Holdings,  the Master Land Developer, the original unique position of The Land Acquisition & Development, Land Right & Ownership for the 800 Square KM (“Kilometers”) Lands of Residential, Commercial, Industrial and Recreation Lands in Inner Mongolia PR China are truly extraordinary with multi-billions dollars values,  and the progress the Company has made on its initiatives for the coming years signals the ability to capitalize on the underlying potential multi-billions dollars assets & profits of land /real estate/properties development in Inner Mongolia, China.

Julianna Lu and China Holdings have created a spectacular opportunity for The World, and China Holdings & All Worldwide Public Shareholders to participate the further creation of 100 Square KM land/city development of “China Las Vegas”, a new resort city  in Inner Mongolia China, of a population of one million people. Julianna Lu and China Holdings are consolidating the development of a master planning to develop a strategic City Vision Plan for the entire proposed 10,000 Ha city and a master plan for the 2000 Ha first phase precinct, which will respect important site assets, the regional and Chinese cultural & historical settings, and the economic aspirations and world-class development vision of Julianna Lu and China Holdings.

As the Master Land Developer, the objective of Julianna Lu/China Holdings’ Urban Design & Framework  Structure Master Planning for 100 Square Kilometer Land /City Development: A New City: China Las Vegas in Inner Mongolia PR China:  is to maximize the value of every square meter of 100 Square KM land parcels into multi-billion dollars profits multi-billion dollars assets as the ultimate values for Julianna Lu &China Holdings/All Public Shareholders in China, USA and Worldwide, as well as to People & Government in Inner Mongolia PR China.

The Master Land Developer Julianna Lu and China Holdings, Inc.
800 Square Kilometer Land /City Development
Phase I: Urban Design & Framework Structure Master Planning for
100 Square Kilometer Land /City Development: A New City: China Las Vegas

The Master Plan: budget: US$1 million - US$1.5 million will be financed by Julianna Lu & China Holdings are including with the following details works and will be completed by Julianna Lu and China Holdings, Inc.

Julianna Lu & China Holdings – The Master Plan
Phase I - 100 Sqaure KM land/City
Urban Design & Planning Framework Structure Plan
Completion /Deliverable Schedule: September/October 2009Approximately

1. City Framework Plan:

A City Framework Plan for the entire 10,000 Ha (100 km2) proposal city growth area of one million people, resolved to a level depicting general land uses, transportation networks, district densities, open spaces, and retail, hotel, office/employment, and industrial floor space distribution. (Scale 1:10,000)

2. Entertainment Precinct Plan (Stage One):

A Master Precinct Plan for the designated 200 Ha (20 km2) Phase One portion of the City Framework Plan resolved to a detail depicting individual block parcels and building footprints including land uses, floor space densities, hotel rooms, office floor space, retail floor space, industrial floor space, landscape and an open space concept. (Scale1:2,500) and a statistical summary plan for the City Framework.

3. Resort Centre Plan (Stage 1A):

A detailed City Centre Plan for the appropriate 5-7 Ha central focus (Stage 1A) of the Entertainment Precinct depicting a concept design for a hotel, retail, and entertainment core. The City Centre Plan will depict a Phase 1A hotel and retail program along with a conceptual parks, open space and recreational areas landscape plan. (Scale 1:250)

As the Master Land Developer, Julianna Lu & China Holdings. Are consolidating the land development of Phase I: 100 Square Kilometers parcel of land in Inner Mongolia into a new city with a planned initial population of one million people in 2009-2016. The first phase will involve creation of a visionary plan for the new city including commercial buildings, and residential development,  five star hotels, shopping centers, casinos, golf courses as well as horse racing facilities and recreation and entertainment facilities.  Julianna Lu & China Holdings are intended that the new city will have a cosmopolitan flavour combining architecture from many of the world’s great cities including Las Vegas, Paris, London, Rome, Venice, Vancouver, Tokyo, New York and Hong Kong, etc. The land/city development is located near an existing brand-new airport, and served by advanced high speed railway and modern highway.  All of  required basic infrastructure has already been built by the Chinese Government in later 2008.

Julianna Lu/The Company’s Founder/Chairwoman/CEO/CFO/Creditor & China Holdings, as the Master Land Developer, will develop and construct 100 Square KM lands parcels into commercial, residential/industrial buildings. Partial development parcels will be sold to major worldwide developers into potential multi-billions dollars profits & values. Julianna Lu/Company, as the Master Land  Developer of 100 Square Km land will capture and capitalize the World & China with the potential significant mutil-billions values/assets/profits of commercial, industrial, residential and recreational properties development opportunities in Inner Mongolia, PR China. Julianna Lu/Company expects to generate significant multi-billion valued assets, gross revenues in multi- billions from the land development of Phase I: 100 square kilometers of land /real estate development in late 2009 or early 2010. Julianna Lu/The Company is going to develop the total 800 Square Kilometers land in Three (3) Phases in next 1-10 years, includes with Phase I: 100 Square Kilometers including with Phase IA (20 Square KM), Phase IB (30 Square KM), and Phase IC (50 Square KM), and Phase II for 200 Square Kilometers, and Phase III for 500 Square Kilometers.

The multi-billion dollar value inherent in Julianna Lu & China Holdings,  the Master Land Developer, the original unique position of The Land Acquisition & Development, Land Right & Ownership for the 800 Square KM (“Kilometers”) Lands of Residential, Commercial, Industrial and Recreation Lands in Inner Mongolia PR China are truly extraordinary with multi-billions dollars values,  and the progress the Company has made on its initiatives for the coming years signals the ability to capitalize on the underlying potential multi-billions dollars assets & profits of land /real estate/properties development in Inner Mongolia, China.

As the Master Land Developer, the objective of Julianna Lu/China Holdings’ Urban Design & Framework  Structure Master Planning for 100 Square Kilometer Land /City Development: A New City: China Las Vegas in Inner Mongolia PR China:  is to maximize the value of every square meter of 100 Square KM land parcels into multi-billion dollars profits multi-billion dollars assets as the ultimate values for Julianna Lu &China Holdings/All Public Shareholders in China, USA and Worldwide, as well as to People & Government in Inner Mongolia PR China.

Julianna Lu & China Holdings – The Master Plan
Phase I - 100 Sqaure KM land/City
Urban Design & Planning Framework Structure Plan
Completion /Deliverable Schedule: September/October 2009Approximately

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

The Development Schedules – Four (4-5) Months in Sep-Oct-Nov 2009 Completion

Month I  (May ,June, July 2009): Evaluation Phase
Deliverables include:

•	Site and context analysis
•	Program generation
•	Team mobilization
•	Understanding of historic precedents
•	Review of natural and man made morphologies
•	Concept story telling
•	Orchestration of presentation materials
•	Site visit and technical workshop

Month II (July – August 2009): Analysis Phase
Deliverables include:

•	Generation of alternative solutions as appropriate
•	Movement system analysis
•	Open space systems analysis
•	Density calculations
•	Selection of preferred mater planning concept

Month III  (August - September 2009): Synthesis Phase

Deliverables include:

•	Refinement of preferred master plan
•	Development of zoning diagram
•	Alternative site massing diagrams
•	Development of character studies
•	Development of phasing diagram

Month IV (September – November 2009): Communication Phase
Deliverables include:

•	Provision of colored master plan: 100 Square KM land – urban design frame structure plan
•	Provision of up to 12 -20 character sketches (100 Square KM land frame structure)
•	Provision of 3 -10 cross sections (100 Square KM land frame structure)
•	Provision of colored master plan – Stand Physical Massing Models : Land Scales: (1:1000 Scale) or (1:500 Scale)
•	Provision of colored master plan – 3D massing models: Land Scales: (1:1000 Scale) or (1:500 Scale): for 30-60 sec. fly-through animations or/and 360 degree spin around animations
•	Provision of colored master plan –Power Point Presentations & Marketing materials: Overall Projects Concept

Julianna Lu /Chairwoman/CEO/CFO/Creditor (or/and  Julianna Lu’s further legal independent nominee) & China Holdings’ Consolidated Land Development Plan
800 Square Kilometers of Land for Real Estate Development
Iin Inner Mongolia PR China
Phase II :  100 Square Kilometers of Land Development
The Master Plan Completion & China/Worldwide Lands Parcels Marketing & Land Development

•	Worldwide - 100 Square Kilometers of Land Parcels Development and Partial 100 Sq KM Land Parcels - China/Worldwide Marketing: Multi-Billon Dollars Revenues and Multi-Billon Dollars Assets
•
100 Square Kilometers Land - Construction & Land Development  - Real Estate Development: Commercial, buildings/properties,  Residential buildings/properties, Industrial buildings/properties & recreation buildings/properties : Multi-Billon Dollars Revenues and Multi-Billon Dollars Assets

As the Master Land Developer, the objective of Julianna Lu/China Holdings’ Urban Design & Framework  Structure Master Planning for 100 Square Kilometer Land /City Development: A New City: China Las Vegas in Inner Mongolia PR China:  is to maximize the value of every square meter of 100 Square KM land parcels into multi-billion dollars profits multi-billion dollars assets as the ultimate values for Julianna Lu &China Holdings/All Public Shareholders in China, USA and Worldwide, as well as to People & Government in Inner Mongolia PR China.

On April 8, 2009, China Holdings, Inc (the “Company”) has approved , for the best interest/honor/legal protection of China Holdings, Inc. & All Public Shareholders, that Julianna Lu/The Company’s Founder/Chairwoman/CEO/CFO/Creditor (or/and Julianna’s legal independent nominee)  have/keep 80% legal & financial right/80% ownership to China Holdings, Inc.’s 800 Square Kilometers of Land Rights/80% Ownership/Rights for Real Estate Development/Contracts, In Inner Mongolia, PR China.  China Holdings, Inc. have/keep  the 20% legal & financial right/20% ownership to China Holdings, Inc.’s 800 Square Kilometers of Land Rights/20% Ownership/Rights for Real Estate Development/Contracts, In Inner Mongolia, PR China, as details as following:

The Master Land Developer Julianna Lu and China Holdings, Inc.
800 Square Kilometer Land /City Development /Land Rights/Ownership/Contract
For Real Estate Development in Inner Mongolia, PR China

www.chinaholding.net, North America Direct: 1-778-995-0789

On February 28, 2009,  China Holdings, Inc. (the “Company”) has legally executed a Land Acquisition & Development, Land Right & Ownership Contract ("the Contract") with local municipal government, Inner Mongolia, P.R. China to exclusively acquire and develop a total of  800 Million Square Meters of  Lands (Residential, Commercial, Industrial and Recreation Lands) at the fixed prices of : 1) 100 Million Square Meters (City Centre) Lands at 58,000 Yuan (China Currency) per mu (1 Mu = 667 Square Meters), and 2). Additional 700 Million Square Meters at 100,000 Yuan per mu. The Contract allows the Company to acquire & develop all or part of the 800 Million Square Meters of Lands (Residential, Commercial, Industrial and Recreation Lands) in the next seven (7) years exclusively with non-competition & non-solicit legal protection from the local inner Mongolia government PR China.

The multi-billion dollar value inherent in Julianna Lu & China Holdings,  the Master Land Developer, the original unique position of The Land Acquisition & Development, Land Right & Ownership for the 800 Square KM (“Kilometers”) Lands of Residential, Commercial, Industrial and Recreation Lands in Inner Mongolia PR China are truly extraordinary with multi-billions dollars values,  and the progress the Company has made on its initiatives for the coming years signals the ability to capitalize on the underlying potential multi-billions dollars assets & profits of land /real estate/properties development in Inner Mongolia, China.

(Notes: The Company has not recorded the tangible assets of the total  800 Sq KM lands/assets & the proprietary rights as fair-valued tangible assets yet as the year ending as December 31 2008, but will record the total 800 Square KM lands/assets & the proprietary rights as fair-valued tangible assets after further Valuation for the Company’s 800 Square KM lands/assets/& the proprietary rights as fair-valued tangible assets  in the Company’s 2nd Quarter ending in 2009 Financial Statement/SEC Form 10Q in August, 2009)

Again, the reasons for China Holdings, Inc. (the “Company”) ‘s amended decision to legally agree that Julianna Lu/The Company’s Founder/Chairwoman/CEO/CFO/Creditor (or/and  Julianna Lu’s further legal independent nominee)  have 80% legal & financial right/ownership to China Holdings, Inc.’s 800 Square Kilometers of Land for Real Estate Development/Contracts, In Inner Mongolia, PR China, and  China Holdings, Inc. have/keep  the 20% legal & financial right/20% ownership to China Holdings, Inc.’s 800 Square Kilometers of Land Rights/20% Ownership/Rights for Real Estate Development/Contracts, In Inner Mongolia, PR China,  are the following:

1. To legally and financially protect China Holdings, Inc.& Public shareholders , as well as to legally & financially protect Julianna Lu, China Holdings, Inc.’s legal decision for Julianna Lu/The Company’s Founder/Chairwoman/CEO/CFO/Creditor (or/and  Julianna Lu’s further legal independent nominee) have /keep 80% legal & financial right/ownership to China Holdings, Inc.’s 800 Square Kilometers of Land for Real Estate Development/Contracts, In Inner Mongolia, PR China, and  China Holdings, Inc. have/keep  the 20% legal & financial right/20% ownership to China Holdings, Inc.’s 800 Square Kilometers of Land Rights/20% Ownership/Rights for Real Estate Development/Contracts, In Inner Mongolia, PR China. The decision is for the best interest/honor/legal protection of China Holdings, Inc./public shareholders. Soon,  Julianna Lu & her legal independent nominee will announce advanced legal& business strategy to develop/construct the 800 Square Kilometer Lands in Inner Mongolia, PR China into mutil-billions dollars assets & multi-billions dollars revenues.

Further legal & financial strategy will be also honorable, financially legally benefit/protect  to China Holdings, Inc.’s public shareholders as well.

2. Julianna Lu is the Creditor to China Holdings, Inc. Julianna Lu has loaned a total of USD$1,630,489 to China Holdings, Inc. as December 31, 2008. The table below details transactions related to the loan payable to the Company's Chairwoman, Founder and Chief Executive Officer/Julianna Lu during the year ended December 31, 2008:

Beginning balance payable, December 31, 2007	$974,448
Accrued management fees	360,000
Accrued interest	133,776
Advances from Chief Executive Officer	162,266
Ending balance payable, December 31, 2008	$1,630,489

3. Julianna Lu/ to the Company's Chairwoman, Founder and Chief Executive Officer has also invested in China Holdings, Inc. with additional USD$750,000USD, as the following legal confirmation:

Unregistered Sales of Equity Securities TO MAJOR SHAREHOLDERS: Julianna Lu:

On March 12, 2006, China Health Holdings, Inc (the "Company") agreed to issue 5,000,000 shares of the Company's common stock to Julianna Lu, the Company's Founder and Chief Executive Officer/Chairperson, as consideration for the forgiveness of loans in the aggregate amount of USD$300,000 previously advanced to the Company by Ms. Lu. As additional consideration, the Company agreed to issue to Ms. Lu, five year warrants purchasing 10,000,000 shares of the Company's common stock, exercisable at a price of $.10 and ten year warrants purchasing 10,000,000 shares of the Company's common stock exercisable at a price of $.20. The warrants have piggy back registration rights with respect to the shares of common stock issuable upon exercise of the warrants. Upon exercise of the warrants and payment of the applicable exercise price, the shares of common stock shall be fully paid and non-assessable and shall have the same rights, including voting rights, as other shares of common stock of the Company. The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") with respect to the foregoing, pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder.

On October 12, 2006, China Health Holdings, Inc (the "Company") agreed to issue 10,000,000 shares of the Company's common stock to Julianna Lu, the Company's Founder and Chief Executive Officer, as consideration for the forgiveness of loans in the aggregate amount of USD $300,000 previously advanced to the Company by Ms. Lu. As additional consideration, the Company agreed to issue to Ms. Lu, five year warrants purchasing 10,000,000 shares of the Company's common stock, exercisable at a price of $.10 and ten year warrants purchasing 10,000,000 shares of the Company's common stock exercisable at a price of $.20.  The warrants have piggy back registration rights with respect to the shares of common stock issuable upon exercise of the warrants. The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") with respect to the foregoing, pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder.

On  December 22, 2005, the Board of Directors of the Company approved the issuance of 1,000,000 shares Series A Preferred Stock issued to Julianna Lu at a price of $0.15 in consideration for the forgiveness of a loan to the Corporation in the aggregate amount of one hundred and fifty thousand (USD$150,000), subject to the filing of the Certificate of Designation with the State of Nevada.  These shares were issued pursuant to the exemption from registration provided by Section 4(2) under the Securities Act of 1933.  On February 21, 2006, the "Company" filed a Certificate of Designation, Powers Preferences and Rights of Series A Preferred Stock with the state of Nevada.  Of the Company's 20,000,000 shares of authorized preferred stock, the Certificate of Designation authorizes the Company to issue up to 1,000,000 shares of Series A Preferred Stock, par value $0.001 per share.  The Series A Preferred Stock has a stated value of $0.15 and a liquidation preference over the Company's common stock and any other class or series of capital stock whose terms expressly provide that the holders of Series A Preferred Stock should receive preferential payment.  Holders of Series A Preferred Stock are entitled to vote on all matters submitted to shareholders of the Company and are entitled to two votes for each share of Series A Preferred Stock owned.  Holders of shares of Series A Preferred Stock vote together with the holders of common stock on all matters and does not vote as a separate class, etc.

On  April 2, 2009, China Holdings, Inc. (the “Company”) has legally agreed that Julianna Lu/The Company’s Founder/Chairwoman/CEO/CFO/Creditor (or/and  Julianna Lu’s further legal independent nominee)  have 100% legal & financial right/ownership to China Holdings, Inc.’s subsidiary: China Power, Inc. and also have 100% legal & financial right/ownership to all of China Power, Inc.’s 2250 Megawatts Renewable Energy Power Plants/Projects/Contracts, as well as have 100% % legal & financial right/ownership to China Power, Inc.’s 400 Square Kilometer Land Rights/Ownership, as the details as following:

China Power, Inc. (www.chinapower.us)
400 Square Kilometers Land for 2000 Megawatts Wind Power Plants  Development

On November 26, 2008, China Holdings, Inc. and its’ controlled subsidiary: China Power, Inc. ( together ( “ the Company”) has already executed A Land Acquisition, Land Right & Ownership Agreement (“ the Agreement”) with local municipal government in Inner Mongolia, P.R. China to exclusively acquire a total of 400 Square KM of Industrial lands at a fixed price of 58,000 Yuan ( China Currency) Per Mu Lands ( 1 Mu = 667 Square Meters) with non-competition & non-solicit protections from the local government. The Agreement allows the Company to acquire all or part of the 400 Square KM of Industrial lands in next four years exclusively with non-competition & non-solicit protections from the local government. The Agreement also allows the Company to apply for partial Lands RE-ZONING into Residential Lands or/and Commercial Lands for further Lands Development. China Holdings, Inc. (the “Company”)’s controlled subsidiary: China Power, Inc. focuses on its developing and construction of 2000 Megawatts Wind Power Plants/Projects on this 400 Square Kilometers lands in Inner Mongolia, PR China in 2009 – 2013.

The value inherent in China Power's unique position through its 400 Sq. KM land rights/ownership/rights for real estate development is truly extraordinary, and the progress the China Power has made on its initiatives for the coming years signals the ability to capitalize on the underlying potential of renewable energy power plants & industry in China, or/and worldwide.

(Note: China Holdings & China Power have not recorded the highly-valued total 400 Square Kilometers lands/assets & the proprietary rights as fair-valued tangible assets yet as the year ending as December 31 2008.)

China Power, Inc.
Renewable Energy Power Plants/Assets

2000 Megawatts Wind Power Plants/Projects  Assets & Contracts

In September, 2008, China Power Inc. has secured exclusive rights/agreements with local government in Inner Mongolia China to exclusively develop and construct Wind Power Plants to generate 2,000 MW (“Megawatts”) of electricity on a total 400 Square KM land with non-competition & non-solicit protections from the local government. Under the China Renewable Energy Laws and Registrations, the China State Power Grid has guaranteed to purchase 100% of the power generated by China Power, Inc.’s Wind Power Plants (2,000 MW) at 0.55 Yuan per kilowatt hour or approximately $0.08 per kilowatt hour, with a 4% increase annually for 25 years with additional guaranteed extension terms. China Power expects total gross revenue of 2,750 Million Yuan (2,000,000 Kilowatts x 2500 Hours x 0.55 Yuan/Kwh) in 4 -5 years upon 2,000 MW Wind Farm Power Plants in full production.

The value inherent in China Power's unique position through its 2000 MW Wind Power Plants/Projects is truly extraordinary, and the progress the China Power has made on its initiatives for the coming years signals the ability to capitalize on the underlying potential of renewable energy power plants & industry in China, or/and worldwide.

250 Megawatts Biomass Power Plants/Projects  Assets & Contracts

China Power, has also has secured a total of five (5) development, investment and construction agreements with local China Governments to develop, invest and construct a total of  five (5) biomass energy power generation plants/projects with a total potential power capacity for 50MW x 5 = 250 MW in pipeline. The development and construction of the facilities will require approximately $78,000,000 for each 50MW biomass plant/project. The development and construction of the facilities are subject to the Company completing certain due diligence requirements and obtaining financing from third parties.

The value inherent in China Power's unique position through its 250 MW Biomass Waste to Energy Power Plants/Projects is truly extraordinary, and the progress the China Power has made on its initiatives for the coming years signals the ability to capitalize on the underlying potential of renewable energy power plants & industry in China, or/and worldwide.

(Note: China Holdings & China Power have not recorded the highly-valued tangible assets of the total 2250 Megawatts Renewable Power Plants/ Assets purchase as fair-valued tangible assets yet as the year ending as December 31 2008.)

As legally confirmed that the reasons for China Holdings, Inc. (the “Company”)‘s decision to legally agree that Julianna Lu/The Company’s Founder/Chairwoman/CEO/CFO/Creditor (or/and  Julianna Lu’s further legal independent nominee)  have/keep 100% legal & financial right/ownership to China Holdings, Inc.’s subsidiary: China Power, Inc. and also have/keep 100% legal & financial right/ownership to all of China Power, Inc.’s 2250 Megawatts Renewable Energy Power Plants/Projects/Contracts, as well as have/keep 100% % legal & financial right/ownership to China Power, Inc.’s 400 Square Kilometer Land Rights/Ownership, are as following:

1. To legally and financially protect China Holdings, Inc.& All Public Shareholders , as well as to legally & financially protect Julianna Lu, China Holdings, Inc.’s legal decision for Julianna Lu/The Company’s Founder/Chairwoman/CEO/CFO/Creditor (or/and  Julianna Lu’s further legal independent nominee)  have 100% legal & financial right/ownership to China Holdings, Inc.’s subsidiary: China Power, Inc. and also have 100% legal & financial right/ownership to all of China Power, Inc.’s 2250 Megawatts Renewable Energy Power Plants/Projects/Contracts, as well as have 100% % legal & financial right/ownership to China Power, Inc.’s 400 Square Kilometer Land Rights/Ownership. The decision is for the best interest of China Holdings, Inc./public shareholders. Soon,  Julianna Lu & her legal independent nominee and China Holdings will announce advanced legal& business strategy to develop/construct China Power, Inc.’s 2000 MW Wind Power Plants/Projects and 250 Biomass Waste to Energy Power Plants/Projects in 2009-2013 into multi-billions dollars assets & multi-billions dollars revenues.

Further legal & financial strategy will be also honorable, financially legally benefit/protect to China Holdings, Inc./China Power, Inc. public shareholders as well.

2. Julianna Lu is the Creditor to China Holdings, Inc. Julianna Lu has loaned a total of USD$1,630,489 to China Holdings, Inc. as December 31, 2008. The table below details transactions related to the loan payable to the Company's Chairwoman, Founder and Chief Executive Officer/Julianna Lu during the year ended December 31, 2008:

Beginning balance payable, December 31, 2007	$974,448
Accrued management fees	360,000
Accrued interest	133,776
Advances from Chief Executive Officer	162,266
Ending balance payable, December 31, 2008	$1,630,489

3. Julianna Lu/ to the Company's Chairwoman, Founder and Chief Executive Officer has also invested in China Holdings, Inc. with additional USD$750,000USD, as the following legal confirmation:

Unregistered Sales of Equity Securities TO MAJOR SHAREHOLDERS: Julianna Lu:

On March 12, 2006, China Health Holdings, Inc (the "Company") agreed to issue 5,000,000 shares of the Company's common stock to Julianna Lu, the Company's Founder and Chief Executive Officer/Chairperson, as consideration for the forgiveness of loans in the aggregate amount of USD$300,000 previously advanced to the Company by Ms. Lu. As additional consideration, the Company agreed to issue to Ms. Lu, five year warrants purchasing 10,000,000 shares of the Company's common stock, exercisable at a price of $.10 and ten year warrants purchasing 10,000,000 shares of the Company's common stock exercisable at a price of $.20. The warrants have piggy back registration rights with respect to the shares of common stock issuable upon exercise of the warrants. Upon exercise of the warrants and payment of the applicable exercise price, the shares of common stock shall be fully paid and non-assessable and shall have the same rights, including voting rights, as other shares of common stock of the Company. The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") with respect to the foregoing, pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder.

On October 12, 2006, China Health Holdings, Inc (the "Company") agreed to issue 10,000,000 shares of the Company's common stock to Julianna Lu, the Company's Founder and Chief Executive Officer, as consideration for the forgiveness of loans in the aggregate amount of USD $300,000 previously advanced to the Company by Ms. Lu. As additional consideration, the Company agreed to issue to Ms. Lu, five year warrants purchasing 10,000,000 shares of the Company's common stock, exercisable at a price of $.10 and ten year warrants purchasing 10,000,000 shares of the Company's common stock exercisable at a price of $.20.  The warrants have piggy back registration rights with respect to the shares of common stock issuable upon exercise of the warrants. The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") with respect to the foregoing, pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder.

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

As legally disclosed on April 2, 2009, China Holdings, Inc. (the “Company”)‘s decision to legally agree that Julianna Lu/The Company’s Founder/Chairwoman/CEO/CFO/Creditor (or/and  Julianna Lu’s further legal independent nominee)  have/keep 100% legal & financial right/ownership to China Holdings, Inc.’s subsidiary: China Power, Inc. and also have/keep 100% legal & financial right/ownership to all of China Power, Inc.’s 2250 Megawatts Renewable Energy Power Plants/Projects/Contracts, as well as have/keep 100% % legal & financial right/ownership to China Power, Inc.’s 400 Square Kilometer Land Rights/Ownership.

Julianna Lu & China Power, Inc. continue further sincere efforts, development, contribution and commitments to The World & China Renewable Energy Industry in 2009-2013, as the following:

A. Julianna Lu &China Power, Inc. will consolidate the developing and construction of 2000 Megawatts Wind Power Plants/Projects on 400 Square Kilometers lands in Inner Mongolia, PR China in 2009 – 2013. Julianna Lu &China Power, Inc. will move forward on THE 2000 MW WIND POWER PLANTS/PROJECTS DEVELOPMENT/CONSTRUCTIONS PLAN (2009-2013) in Inner Mongolia PR China with the following programs & plans:

* Execute/Complete "Wind Turbines Supplying & Operation System" /Contracts with China Top Rank Wind Turbines’ Manufactures or/and Global Industrial Wind Turbines Manufactures/", and ensure the system with the following  features:

* Wind Turbines (700 of 3.0MW or 600 of 3.6 MW): with the aim of reducing the cost per kWh, and lighter, Stronger towers and ground-breaking nacelle design which produces more power from less weight with efficiency, economic, effectiveness.

* Wind  Farm Operation Systems (Advanced) with the features of  Real-time active and reactive power control of the entire wind power plant; Control and monitoring of wind turbines, meteorology ,instruments and substations; Plant performance summaries in both text and graphical form; Comprehensive report generator module;  Productivity presentations; Availability calculations; Instant online data from any turbine: Status, power, wind speed, voltage current, temperatures and alarms; 10-minute averaged data, including mean values, standard deviations, minimum and maximum values; Advanced power curve presentations, including power curves, scatter curves, reference and wind distribution curves from multiple units; User-friendly graphical user interface based  on Windows standards; Client connection manager for access to multiple power plants; Secure login with customizable access profiles; Remote control of a single wind turbine or a group of  turbines.

* Complete “EPC Contracts” with China-National Top Rank Engineering Firms or/and Top-Global Engineering Firms (“EPC": Project Planning and Design, Project management, engineering, procurement and construction expertise) to construct the Company’s 2000 Megawatts Wind Power Plants/Projects in Inner Mongolia PR China on a turnkey basis/solution, and with upset price guarantees and fixed wind turbines installation & construction completion timetables.  “EPC” Completion Wind Turbines Installations and Manufacturing “2000 MW WIND POWER PLANTS/PROJECTS” on 400 Square KM Lands in Inner Mongolia PR China in 2-4 years approximately.

China Power, Inc.’s 2000 Megawatts Wind Farm Power Plants are legally financially protected by Local Chinese Government & China New Renewable Energy Policies & Laws to wind energy producers and developers. Under the China Renewable Energy Laws and Registrations, the China State Power Grid has agreed to purchase 100% of the power generated by the company’s wind power plants (2,000 MW) at 0.55 Yuan per kilowatt hour or approximately $0.08 per kilowatt hour, with a 4% increase annually for 25-30 years with additional guaranteed extension terms. China Power expects total gross revenue of 2,750 Million Yuan (2,000,000 Kilowatts x 2500 Hours x 0.55 Yuan/Kwh) in 4 -5 years upon 2,000 MW Wind Farm Power Plants in full production.

The value inherent in China Power's unique position through its 2000 MW Wind Power Plants/Projects is truly extraordinary, and the progress the China Power has made on its initiatives for the coming years signals the ability to capitalize on the underlying potential of renewable energy power plants & industry in China, or/and worldwide.

B. Julianna Lu &China Power, Inc. will consolidate the developing and construction of five 50 MW biomass power plants, for a total of 250 MW in Hebei, Hunan, AnHui and Inner Mongolia Provinces, PR China in 2009-2013. China Power has completed two (2) Biomass Plants/projects’ feasibility studies in 2008 via: China Electric & Design Institute, owned/controlled by China National Mechanical & Industrial Minister (“CEI”) (China-National-Top-Rank (6) Engineering Firm). However, due to current world economy crisis, China Power & CEI expect to reduce 20%-30% total construction cost from 600 millions RMB down to 400 millions RMB for each 50 MW biomass plants/projects. China Power have also completed three (3) fuel analysis completed for three biomass plants/projects. China Power expects to break ground on the biomass projects in 2009, with completion in 24 to 36 months. Under China Renewable Energy Laws and Registrations, the China State Power Grid has agreed to purchase 100% of the electricity power generated by the company’s five biomass power plants at 0.60 Yuan per kilowatt hour or approximately $0.088 per kilowatt hour, with a 4% annual increase for 25 years, and additional guaranteed extension terms. China Power expects to reach a total of gross revenue: 900 millions RMB = 5 x 50,000 KW x 6000 Hours x 0.60 Yuan in 4 -5 years upon 250 MW -5 Biomass  Power Plants in full production. The net income is estimated as 45% of the total gross revenue.

The value inherent in China Power's unique position through its 250 MW Biomass Waste to Energy Power Plants/Projects is truly extraordinary, and the progress the China Power has made on its initiatives for the coming years signals the ability to capitalize on the underlying potential of renewable energy power plants & industry in China, or/and worldwide

Recent Development

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

The Phase I :  100 Square Kilometers of Land Development - The Master Plan : The Land and City Planning - The Phase IA master plan is consist of 20 Square Kilometers of land in Inner Mongolia, PR China: which provide with all the urban planning & designs for all the streets & buildings (commercial, residential, industrial, & recreations) in initial 20 Sq. KM land – China Holdings, Inc. ‘s  objective is maximize the value of every square meter of  20 – 100 Sq KM land as the ultimate value as multi-billion dollars assets/revenues.

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

Building Renewable Energy Assets in China
China Power, Inc.
2000 Megawatts Wind Power Plants/Projects Development on 400 Square Kilometers Land

On March 18, 2009, China Holdings, Inc. (the “Company”) has approved the Company’s further development plan of An Initial Public Offering (“ IPO”) US$200 - $400 million of “China Power, Inc.” in 2010-2011 to list “China Power, Inc.” onto Toronto Stock Exchange or TSX –V enture in Canada or/and NASDAQ Small Cap Market.

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

China Power, Inc.
1000 Megawatts - 2nd Wind Power Plants/Projects/Contract

On September 16, 2008, China Power, Inc., China Holdings, Inc.’s controlled subsidiary (“China Power”), entered into a 2nd agreement of a Four (4) Years Development and Construction Agreement (the “Construction Agreement”) with Ontniute Government (“Ontniute”), Inner Mongolia, People’s Republic of China, pursuant to which China Power was granted the exclusive right to develop and construct  THE INNER MONGOLIA 2nd ONTINUTE WIND ENERGY POWER PLANTS/PROJECTS with power capacity of  298.8 megawatts ( 6 x 49.8 MW), and a potential up to 996 megawatts ( 20 x 49.8 MW) wind energy power capacity . Specifically, under the Construction Agreement, Ontniute has agreed to provide China Power with:1). Exclusive and First Refusal Rights with non-competition and non-solicit terms, 2). The land rights for up to a 2nd of 200 square KM (Kilo meters) of land in a 2nd defined areas, to develop THE INNER MONGOLIA 2nd ONTINUTE WIND ENERGY POWER PLANTS/PROJECTS with power capacity of 298.8 megawatt ( 6 x 49.8 megawatt), and a potential up to 996 megawatt ( 20 x 49.8MW) wind energy power capacity . Conversely, China Power has committed to invest up to 2700 million Yuan ( with 35% in cash equity investment and 65% bank loans) towards the development and construction of the power plants.

In addition to the foregoing, according to the China Central Government’s currently alternative energy laws related to Wind Energy Projects, under the Construction Agreement, Chinese Government has guaranteed (i) the financing for up to 65% of the total 2700 million Yuan through a local bank at a preferred interest rate to China Power committed to the development of the power plants, ii) that 100% of the electricity power generated by the Wind Energy plants shall be purchased by the China State Grid at a purchase price of between 0.50 and 0.55 Yuan, per kilowatt, (iii) THE INNER MONGOLIA 2nd ONTINUTE WIND ENERGY POWER PLANTS/PROJECTS have the designated 298.8 megawatts ( 6 x 49.8 MW) wind energy power capacity, and a potential up to 996 megawatt ( 20 x 49.8MW) wind energy power capacity (iv) China Power’s rights under the Construction Agreement are exclusive.

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

 China Minerals Holdings, Inc.

China Mineral Holdings is a development stage mining company with the aim of establishing, expanding, and diversifying it presence in the mining resource industry in China and throughout the world, in its precious and rare metals resource and properties by securing mining licenses for production and through strong joint venture partners in China.  China Mineral Holdings intends to establish the production of high-margin rare metals (Vanadium (V2O5), Molybdenum (Mo), Uranium (U)) and to increase its mineral resource inventory and mining life though exploration, production and the development of multi-commodity project pipe lines. Furthermore, China Mineral Holdings’ mining projects and prospects will be based on rigorous economic evaluation and will subsequently be advanced though joint-ventures.

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

Item 3.  Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, before or by any court, public board/organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

The last reported sales price of our common stock on the OTC Bulletin Board on April10,, 2009 was $0.015 per share.  As of  April10,, 2009, there were approximately 145 holders of record of our common stock and one holder of record of our Series “A” Preferred Stock.

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

A summary of the 70,322, 247 stock options granted during the year ended December 31, 2008 are listed below:

On May 29, 2008 the Company granted 3,000,000 stock options to an investor relations firm with an exercise price of $0.10 per share which expires January 1, 2009.

On May 29, 2008 the Company granted 3,000,000 stock options to an investor relations firm with an exercise price of $0.50 per share which expires December 1, 2009.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about them so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

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

We reported net losses totaling of $7,604,072 and $3,197,076 for the year ended December31, 2007, and 2006. As December31, 2007, we had a working capital deficiency of $1,315,737 (Current Assets less current liabilities) and an accumulated deficit of $16,797,449.   With our current resources, we expect to be able to satisfy our cash requirements through December, 2009.However, in order to expand our current business operations, fund future development and market, sell our three existing product lines and complete our acquisition projects, we will need to raise at least $50 million in financing over the next twelve months. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose the entire amount of their investment.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 6, 2009, China Holdings Inc. (the “Company”) has engaged  “MALONE & BAILEY, P.C.”as the Company and subsidiaries’ independent registered public accounting  to audit the Company’s financial statements for its fiscal year ending December 31, 2008 and 2009.During the Company’s two most recent fiscal years ended December 31, 2007 and 2006, and  through the date of this report, the Company did not consult with engaged  “MALONE & BAILEY, P.C.” regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters that was either the subject of a disagreement or a reportable event which would require disclosure pursuant to Item 304(a)(2)(ii) of Regulation S-K.

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

Name	Position
Julianna Lu	Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and Chairwoman of the Board of Directors

XiaoFei Yu	Vice Chairman of Board of Directors

Ronald Shon	Chairman of Advisory Board

Moxian Chen	Senior Vice President/General Manager

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

Code of Ethics

We have adopted our Code of Ethics and Business Conduct or Officers, Directors and Employees that applies to all of our officers, directors and employees. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Julianna Lu, China Holdings, Inc, either to (a) our business address at 101 Convention Center Drive, Suite 700, Las Vegas, NV 89109, USA, or (b) our current mailing address at Suite #601 – 110 Dai-Hou-Bei-Li, Hai-Dian-District, Beijing, PR China 100091. Tel: 1-778-995-0789 (North America). A copy of our Code of Ethics can also be obtained from our website www.chinaholding.net.

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

Employment Agreements and Director Compensation

Pursuant to various management and consulting contracts the Company has committed to pay fees and issue common stock as follows: a monthly management fee of $30,000 to the Company & all subseries’ Chairperson/Chief Executive Officer/CFO starting on January 1, 2008 (ii) to pay a 3% royalty on gross sales, upon commencement of sales (iii) pay a monthly consulting fee of $10,000 to a shareholder and officer of the Company to Mr. Xiaofei Yu, the Vice Chairman of the Company.

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

(3) Based on March 28, 2008, the issuer had a total of 185,007,060 outstanding shares of Common Stock.

(4) Based on 2,500,000 shares outstanding as of March28, 2008,.Each share of Series A preferred stock is entitled to two votes.

(5) Includes (a) options to purchase 2,500,000 shares of common stock at $0.10 per share that expire on June 1, 2009; (b) options to purchase 300,000 shares of common stock at $0.05 per share that expire on December 30, 2007; (c) options to purchase 500,000 shares of common stock at $0.05 per share that expire on April 30, 2008; (d) options to purchase 2,500,000 shares of common stock at $0.30 per share that expire on December 31, 2010; (e) warrants to purchase 1,500,000 shares of common stock at $0.20 per share; (f) warrants to purchase 10,000,000 shares of common stock at $0.10 that expire on December 10, 2011; (g) 10,000,000 warrants to purchase shares of common stock at $0.10 that expire on December 10, 2016; (h) 10,000,000 warrants to purchase shares of common stock at $0.l0 that expire on March 11, 2012; (i) 10,000,000 warrants to purchase shares of common stock at a price of $0.20 that expire on March 11, 2017; (j) 1,250,000 warrants to purchase shares of preferred stock at $0.15 that expire on December 28, 2008; (k) a total of 114,506,473 common stocks which include with1). a total of  67,506,473 common stocks owns, 2) a total of 5,500,000 common stocks option as listed as above, 3). additional a total of 41,500,000 common stocks warrants as listed as above.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, and In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHINA HOLDINGS, INC.

Date: April10, 2009	By:	/s/ Julianna Lu
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, and In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Julianna Lu	Chairman of the Board of Directors	Date: April10, 2009
Julianna Lu	Chief Executive Officer, and Chief
Financial Officer

/s/ Xiao Fei Yu	Vice Chairman and Director	Date: April10, 2009
Xiao Fei Yu

CHINA HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS
(2008 Annual Consolidated Financial Statement)

Page
Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet as of December 31, 2008	F-3

Consolidated Statements of Losses for the years ended December 31, 2008 and 2007
and the period April 3, 2002 (date of inception) to December 31, 2008	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 (audited)
and the period April 3, 2002 (date of inception) to December 31, 2008	F-5

Consolidated Statement of Deficiency in Stockholders' Equity for the period
April 3, 2002 (date of inception) to December 31, 2008	F-6

Notes to Consolidated Financial Statements	F-7

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
		audited

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
		audited
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

CHINA HOLDINGS INC.
(a development stage company)

NOTES TO CONSOLIDATED UNAUDITED 2008 ANNUAL FINANCIAL STATEMENTS
FOR THE TWELVE (12) MONTHS ENDED DECEMBER 31, 2008

1.            NATURE OF OPERATIONS

China Holdings Inc. (the "Company") was incorporated in the state of Nevada in the United States of America on April 3, 2002 as AE&E Pharma Corporation. The Company changed its name on May 25, 2004, to China Health Holding, Inc. On April 18, 2005, our common stock was approved for quotation on the OTC Bulletin Board under the symbol "CHHH."  On May 1, 2007, the Company changed its name to China Holdings, Inc. The Company's common stock trades on the US over-the-counter bulletin board under the symbol "CHHL” as/until April 10, 2009 and The Company's new CUSIP number is 16942B 102. The Company's web site is www.chinaholding.net.

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

The Use of Proceeds of US$1,000,000 is for the Company’s Master Plan of Land /City Planning: Phase IA Land Development:  The City Center: 20 Square KM land of 100 Square Kilometer Land in Inner Mongolia, PR China. China Holdings, Inc. is planning to fully complete The Master Plan of Land /City Planning: Phase IA:  The City Center: 20 Square KM land of  100 Square Kilometer Land in Inner Mongolia, PR Chin in four (4) months in August – September 2009 approximately. China Holdings, Inc.’s Master Plan : The Land and City Planning - The Phase IA master plan is consist of 20 Square Kilometers of land in Inner Mongolia, PR China: which provide with all the urban planning & designs for all the streets & buildings (commercial, residential, industrial, & recreations) in initial 20 Sq. KM land – China Holdings, Inc.’s  objective is maximize the value of every square meter of  20 – 100 Sq KM land as the ultimate value as multi-billion dollars assets/revenues.

•
On March 18, 2009, China Holdings, Inc. (the “Company”) has approved the Company’s further development plan of  An Initial Public Offering (“ IPO”) US$200 - $400 million of “China Power, Inc.” in 2010-2011 to list “China Power, Inc.” onto Toronto Stock Exchange or TSX –V enture in Canada or/and NASDAQ Small Cap Market.

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