Form 10-K/A
period 2008-12-31
China Holdings, Inc.
filed 2009-04-17
CIK 1302331

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

On April 8, 2009, China Holdings, Inc (the “Company”) has approved , for the best interest/honor/legal protection of China Holdings, Inc. & All Public Shareholders, that Julianna Lu/The Company’s Founder/Chairwoman/CEO/CFO/Creditor (or/and Julianna’s legal independent nominee)  have/keep 80% legal & financial right/80% ownership to China Holdings, Inc.’s 800 Square Kilometers of Land Rights/80% Ownership/Rights for Real Estate Development/Contracts, In Inner Mongolia, PR China.  China Holdings, Inc. have/keep  the 20% legal & financial right/20% ownership to China Holdings, Inc.’s 800 Square Kilometers of Land Rights/20% Ownership/Rights for Real Estate Development/Contracts, In Inner Mongolia, PR China, (Above decision may be adjusted/amended in the future by Julianna Lu & China Holdings, Inc ) as details as following:

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

Again, the reasons for China Holdings, Inc. (the “Company”) ‘s amended decision to legally agree that Julianna Lu/The Company’s Founder/Chairwoman/CEO/CFO/Creditor (or/and  Julianna Lu’s further legal independent nominee)  have 80% legal & financial right/ownership to China Holdings, Inc.’s 800 Square Kilometers of Land for Real Estate Development/Contracts, In Inner Mongolia, PR China, and  China Holdings, Inc. have/keep  the 20% legal & financial right/20% ownership to China Holdings, Inc.’s 800 Square Kilometers of Land Rights/20% Ownership/Rights for Real Estate Development/Contracts, In Inner Mongolia, PR China, (Above decision may be adjusted/amended in the future by Julianna Lu & China Holdings, Inc)  are the following:
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

On  April 2, 2009, China Holdings, Inc. (the “Company”) has legally agreed that Julianna Lu/The Company’s Founder/Chairwoman/CEO/CFO/Creditor (or/and  Julianna Lu’s further legal independent nominee)  have 100% legal & financial right/ownership to China Holdings, Inc.’s subsidiary: China Power, Inc. and also have 100% legal & financial right/ownership to all of China Power, Inc.’s 2250 Megawatts Renewable Energy Power Plants/Projects/Contracts, as well as have 100% % legal & financial right/ownership to China Power, Inc.’s 400 Square Kilometer Land Rights/Ownership, , (Above decision may be adjusted/amended in the future by Julianna Lu & China Holdings, Inc.)  as the details as following:

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

As legally confirmed that the reasons for China Holdings, Inc. (the “Company”)‘s decision to legally agree that Julianna Lu/The Company’s Founder/Chairwoman/CEO/CFO/Creditor (or/and  Julianna Lu’s further legal independent nominee)  have/keep 100% legal & financial right/ownership to China Holdings, Inc.’s subsidiary: China Power, Inc. and also have/keep 100% legal & financial right/ownership to all of China Power, Inc.’s 2250 Megawatts Renewable Energy Power Plants/Projects/Contracts, as well as have/keep 100% % legal & financial right/ownership to China Power, Inc.’s 400 Square Kilometer Land Rights/Ownership ,(Above decision may be adjusted/amended in the future by Julianna Lu & China Holdings, Inc.)  are as following:
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

As legally disclosed on April 2, 2009, China Holdings, Inc. (the “Company”)‘s decision to legally agree that Julianna Lu/The Company’s Founder/Chairwoman/CEO/CFO/Creditor (or/and  Julianna Lu’s further legal independent nominee)  have/keep 100% legal & financial right/ownership to China Holdings, Inc.’s subsidiary: China Power, Inc. and also have/keep 100% legal & financial right/ownership to all of China Power, Inc.’s 2250 Megawatts Renewable Energy Power Plants/Projects/Contracts, as well as have/keep 100% % legal & financial right/ownership to China Power, Inc.’s 400 Square Kilometer Land Rights/Ownership. (Above decision may be adjusted/amended in the future by Julianna Lu & China Holdings, Inc.)

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

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

(Notes: The Company will update/amend with  December 31, 2008’s Results of Operations and Liquidity and Capital Resources in further 10K/A (2008 Annual Report/Amendaments) which will be filed with SEC Edgar by the Company shortly)

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

Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards ($)	Option Awards ($)	All Other Compensation	Total
Julianna Lu Chief Executive Officer	2008	$240,000	$138,800				$412,980
	2007	$240,000	$138,800	—	—		$412,980

Xiao Fei Yu Vice Chairman of the Board and President	2008	$119,724	$271,400				$391,124

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

We are still working on and have not completed the audited the accompanying balance sheet of China Holdings Inc. and Subsidiaries (a development stage enterprise) as of December 31, 2008 and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The cumulative statements of operations, changes in stockholder's deficit and cash flows for the period April 3, 2002 to December 31, 2008 include amounts for the period April 3, 2002 to December 31, 2007, which were audited by other auditors whose reports included an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern. Our opinion, insofar as it relates to the amounts included for the period January April 3, 2002 to December 31, 2007, is based solely on the report of the other auditors. The other auditors’ reports, dated various dates, expressed unqualified opinions and included explanatory paragraphs regarding the Company’s ability to continue as a going concern. The other auditors reports have been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the reports of other auditors. The consolidated financial statements for the period January April 3, 2002 to December 31, 2007 reflect a development stage net loss.

We are working on and have not completed our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Holdings, Inc. and Subsidiaries as of December 31, 2008 and the results of its operations and its cash flows for the year then ended and for the period from January April 3, 2002 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Malone & Bailey, P.C.
Certified Public Accountants

(Notes: Malone & Bailey, P.C./Certified Public Accountants has not signed/approved the above letter yet as Malone & Bailey, P.C./Certified Public Accountants are still working on and have not completed the audited of the Company & Subsidiaries ‘2008 annual financial statement yet as April 10, 2009)

April /May __, 2009

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

See Notes to Consolidated Financial Statements.
(Notes: The Company will amend the consolidated balance sheet for any amend/correction in further Company’s Sec Form 10K/A if necessary)

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

See Notes to Consolidated Financial Statements.
(Notes: The Company will amend the consolidated statement of operations for any amend/correction in further Company’s Sec Form 10K/A if necessary)

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

See Notes to Consolidated Financial Statements.
(Notes: The Company will amend the consolidated statement of cash flow for any amend/correction in further Company’s Sec Form 10K/A if necessary)

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

See Notes to Consolidated Financial Statements.
(Notes: The Company will amend the consolidated statement of  deficiency of stockholders for any amend/correction in further Company’s Sec Form 10K/A if necessary)

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

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company will file with SEC FORM 10K/A shortly with any necessary amendments/corrections on 2008 Financial Statements/notes/10K/A upon further Auditors/Malone & Bailey, P.C.’s Further 2008 annual audit completion fully legally timely. The Company has a working capital deficiency of $1,327,361 (and an accumulated deficit of $16,797,449 and a stockholders’ deficit of $1,315,736 as December 31, 2007 and has incurred significant losses since inception. Further losses are anticipated in the development of its intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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